Form 10-K
period 2020-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2021-03-30
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes  ☒               No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definition of “large accelerated filer,” “accelerated filer, ” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐              No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, based upon the price of $2.89 that was the closing price of the common stock as reported on The Nasdaq Stock Market under the symbol “CAAS” on such date, was approximately $31.8 million.

The Company has 30,851,776 shares of Common Stock outstanding as of March 30, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

2 | Page

CHINA AUTOMOTIVE SYSTEMS, INC.

FORM 10-K

3 | Page

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

4 | Page

PART I

ITEM 1.	BUSINESS.

COMPANY HISTORY

China Automotive Systems, Inc., “China Automotive” or the “Company,” was incorporated in the State of Delaware on June 29, 1999. Through its subsidiary, Great Genesis Holdings Limited, “Genesis,” a corporation organized under the laws of the Hong Kong Special Administrative Region, China, it owns interests in eight Sino-joint ventures and six wholly-owned subsidiaries in the People’s Republic of China, “China” or the “PRC,” which manufacture power steering systems and/or related products for different segments of the automobile industry. Genesis also owns interests in a Brazil-based trading company, which engages mainly in the import and sales of automotive parts in Brazil.

Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development (“R&D”) support.

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

Set forth below is an organizational chart as at December 31, 2020.

5 | Page

China Automotive Systems, Inc. [NASDAQ:CAAS]
	↓100%							↓100%
Great Genesis Holdings Limited							Henglong USA Corporation
↓
↓100%								↓70%
Hubei								Shenyang
Henglong								Jinbei
Automotive								Henglong
System Group								Automotive
Co., Ltd.								Steering System
"Hubei
Henglong"[1]								"Shenyang"[2]
↓
↓100%	↓100%	↓77.33%	↓85%	↓70%	↓95.84%	↓100%	↓60%	↓66.6%	↓51.0%	↓62%	↓100%
Jingzhou	Shashi	Wuhu	Wuhan	Chongqing	CAAS	Hubei	Jingzhou	Hubei	Hyoseong	Wuhu	Changchun
Henglong	Jiulong	Henglong	Jielong	Henglong	Brazil's	Henglong	Qingyan	Henglong	(Wuhan)	Hongrun	Hualong
Automotive	Power	Automotive	Electric	Hongyan	Imports And	Group	Intelligent	& KYB	Motion	New	Automotive
Parts	Steering	Steering	Power	Automotive	Trade In	Shanghai	Automotive	Automobile	Mechatronics	Material	Technology
Co., Ltd.	Gears	System Co.,	Steering Co.,	System Co.,	Automotive	Automotive	Technology	Electric	System	Co., Ltd.	Co., Ltd.
	Co., Ltd.	Ltd.	Ltd.	Ltd.	Parts Ltd.	Electronics	Research	Steering	Co., Ltd.
						Research and	Institute	System
						Development	Co., Ltd.	Co., Ltd.
Ltd.
				"Chongqing	"Brazil	“Shanghai	“Jingzhou	“Henglong	“Wuhan	“Wuhu	“Changchun
"Henglong"[3]	"Jiulong"[4]	"Wuhu"[5]	"Jielong"[6]	Henglong"[7]	Henglong"[8]	Henglong”[11]	Qingyan”[12]	KYB”[13]	Hyoseong”[14]	Hongrun”[15]	Hualong”[16]
↓			↓
↓100%			↓85%
Jingzhou			Wuhan
Henglong			Chuguanjie
Automotive			Automotive
Technology			Science and
(Testing)			Technology
Center			Ltd.
"Testing			"Wuhan
Center"[9]			Chuguanjie"[10]

1.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

2.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

3.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles.

4.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

6.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

7.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

8.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

6 | Page

9.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.

10.

In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

In May 2020, Wuhan Chuguanjie merged with another subsidiary, Universal Sensor Application Inc., “USAI”, which was established in 2005 and mainly engages in the production and sales of sensor modules.

11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.

12.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

13.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (“Henglong KYB”), which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.

14.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd. (“Wuhan Hyoseong”), which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.

15.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd. (“Wuhu Hongrun”), which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.

16.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

The Company has business relationships with more than sixty vehicle manufacturers, including Great Wall Motors Company Limited (“Great Wall Motors”), and FAW Group, two of the five largest automobile manufacturers in China; Shenyang Brilliance Jinbei Co., Ltd, the largest light vehicle manufacturer in China; Chery Automobile Co., Ltd., the largest state-owned car manufacturer in China, and BYD Auto Co., Ltd. and Zhejiang Geely Automobile Co., Ltd., the largest privately owned car manufacturers in China. The PRC-based joint ventures of General Motors (GM), Citroen and Fiat Chrysler North America are all key customers of the Company. Starting in 2008, the Company has supplied power steering gears to the Sino-foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gear to Fiat Chrysler North America since 2009 and to Ford Motor Company since 2016.

7 | Page

INTELLECTUAL PROPERTY RIGHTS

Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty-five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In December 2009, the Company, through Henglong, formed Testing Center and cooperated with Nanyang Ind. Co. Ltd. and Tsinghua University to engage in the research and development of new products, such as Electric Power Steering (“EPS”), integral rack and pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes. In January 2015, Hubei Henglong formed Shanghai Henglong, which mainly engages in the design and sale of automotive electronics, to capture the market opportunities for EPS, which were included in traditional hydraulic power steering products by many automobile makers. In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., which mainly engages in the research and development of intelligent automotive technology. In August 2018, Hubei Henglong established a non-wholly owned subsidiary, Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. In March 2019, Hubei Henglong established a non-wholly owned subsidiary, Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd. (“Wuhu Hongrun”), which mainly engages in the development, manufacturing and sale of high polymer materials. In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co. Ltd., “Changchun Hualong”, which mainly engages in design and R&D of automotive parts.

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

8 | Page

CUSTOMERS

The Company’s five largest customers represented 47.1% of the Company’s total sales for the year ended December 31, 2020. The following table sets forth information regarding the Company’s five largest customers.

Percentage of Total
Name of Major Customers	Revenue in 2020
Fiat Chrysler North America	23.6%
Great Wall Motors	7.3%
Hubei Hongrun	6.0%
Beiqi Foton	5.9%
Dongfeng Auto Group	4.3%
Total	47.1%

The Company primarily sells its products to the above-mentioned customers, which, except for Hubei Hongrun, are original equipment manufacturing, “OEM”, customers; it also has excellent relationships with them, including serving as their first-rank supplier and developer for product development for new models. While the Company intends to continue to focus on retaining and winning this business, it cannot ensure that it will succeed in doing so. It is difficult to keep doing business with the above mentioned OEM customers as a result of severe price competition and customers’ diversification of their supply base. The Company’s business would be materially and adversely affected if it loses one or more of these major customers.

SALES AND MARKETING

The Company’s sales and marketing team has 91 sales persons, which are divided into an OEM team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to more effectively represent the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

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

DISTRIBUTION

The Company’s distribution system covers all of China. The Company has established sales and service offices with certain significant customers to deal with matters related to such customers in a timely fashion. The Company also established distribution warehouses close to major customers to ensure timely deliveries. The Company maintains strict control over inventories. Each of these sales and service offices sends back to the Company, through e-mail or fax, information related to the inventory and customers’ needs. The Company guarantees product delivery in 8 hours for those customers who are located within 200 km from the Company’s distribution warehouses, and 24 hours for customers who are located outside of 200 km from the Company’s distribution warehouses. Delivery time is a very important competitive factor in terms of customer decision making, together with quality, pricing and long-term relationships. The Company has two distribution warehouses in the United States, which are located in Michigan and Texas, respectively. The warehouses deliver parts to customers every day.

9 | Page

EMPLOYEES AND FACILITIES

As of December 31, 2020, the Company employed approximately 4,688 persons, including approximately:

•	1,317 by Henglong (including Testing Center formed by Henglong) ;
•	885 by Jiulong;
•	223 by Shenyang;
•	117 by Wuhu;
•	286 by Jielong;
•	82 by Wuhan Chuguanjie;
•	1,028 by Hubei Henglong;
•	17 by HLUSA;
•	146 by Chongqing Henglong;
•	38 by Brazil Henglong;
•	8 by Shanghai Henglong;
•	450 by Henglong KYB;
•	27 by Wuhan Hyoseong;
•	30 by Wuhu Hongrun; and
•	34 by Chuangchun Hualong.

As of December 31, 2020, Henglong, Jiulong, Shenyang, Chongqing, Wuhan Chuguanjie, Hubei Henglong and Wuhu had a manufacturing and administration area of 111,211 square meters, 39,478 square meters, 35,354 square meters, 57,849 square meters, 53,675 square meters, 277,269 square meters and 83,705 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of one of the Company’s main products, power steering gears, was approximately 7.5 million units and 5.5 million units in 2020 and 2019, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $78.7 million was spent over the last three years to purchase professional-grade equipment and extend workshops.

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

10 | Page

The Company’s purchases from its ten largest suppliers represented in the aggregate 22.8% of all components and raw materials it purchased for the year ended December 31, 2020, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

RESEARCH AND DEVELOPMENT

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission. The center has a staff of about 164, including 68 engineers, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has formed Shanghai Henglong to engage in the design and sale of automotive electronics, including key parts of EPS.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $25.7 million and $28.0 million for the years ended December 31, 2020 and 2019, respectively. In 2020 and 2019, the sales of such newly developed products accounted for about 14.8% and 19.1%, respectively, of total sales.

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

11 | Page

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM”, the output and sales volume of passenger vehicles in 2020 was 20.0 million and 20.2 million units respectively, a decrease of 6.5% and 6.0%, respectively, compared to 2019. The output and sales volume of commercial vehicles in 2020 was 5.2 million and 5.1 million units, respectively, an increase of 20.0% and 18.7%, respectively, compared to 2019. In 2020, the Company’s sales of steering gears for passenger vehicles decreased by 7.8% and the sales of steering gears for commercial vehicles increased by 12.1%, compared to 2019 in China.

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

During the years ended December 31, 2020 and 2019, the Company did not make any material capital expenditures relating to environmental compliance.

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 26, “Segment Reporting” to the consolidated financial statements in this Report. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales		Long-term assets
	Year Ended December 31,		As of December 31,
	2020	2019	2020	2019
Geographic region:
China	70.6%	71.7%	99.1%	99.1%
United States	27.5	26.8	0.5	0.5
Other foreign countries	1.9	1.5	0.4	0.4
Total consolidated	100.0%	100.0%	100.0%	100.0%

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

The Company uses a broad range of manufactured components and raw materials in its products, including castings, electronic components, finished sub-components, molded plastic parts, fabricated metal, aluminum, steel and resins. Because it may be difficult to pass increased prices for these items on to the Company’s customers, a significant increase in the prices of the Company’s components and materials could materially increase the Company’s operating costs and adversely affect its profit margins and profitability.

13 | Page

Because the Company is a holding company with substantially all of its operations conducted through its subsidiaries, its performance will be affected by the performance of its subsidiaries.

The Company almost has no operations independent of those of Genesis and its subsidiaries, and the Company’s principal assets are its investments in Genesis and its subsidiaries and affiliates. As a result, the Company is dependent upon the performance of Genesis and its subsidiaries and will be subject to the financial, business and other factors affecting Genesis as well as general economic and financial conditions. As substantially all of the Company’s operations are, and will be, conducted through its subsidiaries, the Company will be dependent on the cash flow of its subsidiaries to meet its obligations.

Because virtually all of the Company’s assets are, and will be, held by operating subsidiaries, the claims of the Company’s stockholders will be structurally subordinate to all existing and future liabilities, obligations and trade payables of such subsidiaries. In the event of the Company’s bankruptcy, liquidation or reorganization, its assets and those of its subsidiaries will be available to satisfy the claims of the Company’s stockholders only after all of its and its subsidiaries’ liabilities and obligations have been paid in full.

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

For the year ended December 31, 2020, approximately 23.6%, 7.3%, 6.0%, 5.9% and 4.3% of the Company’s sales were to Fiat Chrysler North America, Great Wall Motors, Hubei Hongrun, Beiqi Foton and Dongfeng Auto Group, the Company’s five largest customers in 2020, respectively. In total, these five largest customers accounted for 47.1% of total sales in 2020. For the year ended December 31, 2019, approximately 22.7%, 9.7%, 6.2%, 4.7% and 4.1% of the Company’s sales were to Fiat Chrysler North America, Beiqi Foton, Great Wall Motors, Ford Motor Company and Dongfeng Auto Group, the Company’s five largest customers in 2019, respectively. In total, these five largest customers accounted for 47.4% of total sales in 2019.  The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

In November 2020, Intermediate People's Court of Shenyang, Liaoning province, China, accepted the bankruptcy reorganization application of one of our customers. As of December 31, 2020, the Company had accounts and notes receivable with a total amount of $6.4 million due from this customer and its subsidiaries, which receivables we considered in significant doubt of collectability. As a result, the Company provided full allowance for these receivables.

The Company may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect the Company’s financial condition and liquidity.

The Company may be exposed to product liability and warranty claims if its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. The Company started to pay some of its customers’ increased after-sales service expenses due to consumer rights protection policies of “recall” issued by the Chinese government in 2004, such as the recalling flawed vehicles policy. Beginning in 2004, automobile manufacturers unilaterally required their suppliers to pay a “3-R Guarantees” service charge for repair, replacement and refund in an amount of about 2%–6% of the total amount of parts supplied. Accordingly, the Company has experienced and will continue to experience higher after-sales service expenses. Product liability, warranty and recall costs may have a material adverse effect on the Company’s financial condition.

15 | Page

On January 3, 2017, Chongqing Changan Automobile Co., Ltd. (“Chongqing Changan”) registered a recall plan with The General Administration of Quality Supervision, Inspection and Quarantine (“AQSIQ”) pursuant to the “Regulation on the Administration of Recall of Defective Auto Products”. The recall plan relates to the recall of 108,642 Eulove vehicles manufactured between November 7, 2012 and November 13, 2015. The recall commenced on March 1, 2017. According to the supplier, the torque sensor on the upper steering shaft subassembly in the recalled vehicles is subject to abnormal wear after long-term usage, posing a safety risk in extreme situations. Chongqing Changan implemented a recall to replace the upper steering shaft subassembly in the recalled vehicles free of charge to mitigate the safety risk. The case closed in 2019.

On January 22, 2017, Jiangxi Changhe Suzuki Automobile Co., Ltd. (“Jiangxi Changhe”) registered a recall plan with AQSIQ pursuant to the “Regulation on the Administration of Recall of Defective Auto Products”. The recall plan relates to the recall of 44,169 Liana A6 vehicles manufactured between September 7, 2013 and April 28, 2015. The recall commenced on February 24, 2017. According to the supplier, the electronic-assist ECU may malfunction under certain circumstances, which may lead the steering assist to enter safety protection status, posing a safety risk in extreme situations. Jiangxi Changhe implemented the recall to conduct a technical upgrade of the ECU in the recalled vehicles free of charge to mitigate the safety risk. The case closed in 2019.

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

16 | Page

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

The Company’s management controls approximately 63.8% of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

As of December 31, 2020, members of the Company’s management beneficially own approximately 63.8% of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the audit committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2020, approximately 36.2% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company is subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2020, the closing price for the Company’s common stock was $6.24. If the Company’s stock is a “penny stock”, it may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1.0 million or annual incomes exceeding $0.2 million, or $0.3 million together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

17 | Page

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

18 | Page

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

The agreements governing the Company’s secured credit facilities subject it to various financial and other restrictive covenants with which the Company must comply on an ongoing or periodic basis. These covenants include, but are not limited to, restrictions on the utilization of the funds and the maintenance of certain financial ratios. If the Company violates any of these covenants, the Company’s outstanding debt under the Company’s secured credit facilities could become immediately due and payable, the Company’s lenders could proceed against any collateral securing such indebtedness and the Company’s ability to borrow additional funds in the future may be limited. Alternatively, the Company could be forced to refinance or renegotiate the terms and conditions of the Company’s secured credit facilities, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facilities, on terms that may be significantly less favorable to the Company.

19 | Page

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

In addition, under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has adopted additional disclosure requirements related to the source of certain “conflict minerals” for issuers for which such “conflict minerals” are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by that issuer. The metals covered by the rules include tin, tantalum, tungsten and gold, commonly referred to as “3TG.” If these materials are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, the rules require a reasonable country of origin inquiry be conducted to determine if an issuer knows, or has reason to believe, that any of the minerals used in the production process may have originated from the Democratic Republic of the Congo or an adjoining country. In such a case, if an issuer were not able to determine that the minerals did not originate from a covered country or conclude that there is no reason to believe that the minerals used in the production process may have originated in a covered country, that issuer could be required to perform supply chain due diligence on members of its supply chain. Global supply chains can have multiple layers, thus the costs of complying with these new requirements could be substantial. These new requirements may also reduce the number of suppliers that provide conflict-free metals and may also affect a company’s ability to obtain products in sufficient quantities or at competitive prices. If the Company was to source such 3TG minerals that are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, compliance costs with these rules and/or the unavailability of raw materials could have a material adverse effect on the Company’s results of operations.

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

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. From July 2005 to December 2020, the exchange rate between the RMB and the U.S. dollar appreciated from RMB1.00 to $0.1205 to RMB1.00 to $0.1533. Any significant appreciation of the RMB is likely to decrease the income of export products and the cash flow of the Company.

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

Most of the Company’s assets are located in China, nine of its directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against the Company, its directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state.

The Company may be subject to fines and legal sanctions imposed by State Administration of Foreign Exchange, “SAFE”, or other Chinese government authorities if it or its Chinese directors or employees fail to comply with recent Chinese regulations relating to employee share options or shares granted by offshore listed companies to Chinese domestic individuals.

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. As of December 31, 2020, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

24 | Page

Capital outflow policies in China may hamper the Company’s ability to declare and pay dividends to its stockholders.

China has adopted currency and capital transfer regulations. These regulations may require the Company to comply with complex regulations for the movement of capital. Although the Company’s management believes that it will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, the Company may not be able to pay dividends to its stockholders outside of China. In addition, under current Chinese law, the Company’s joint-ventures and wholly-owned enterprise in China must retain a reserve equal to 10% of its net income after taxes, not to exceed 50% of its registered capital. Accordingly, this reserve will not be available to be distributed as dividends to the Company’s stockholders. The Company presently does not intend to pay dividends for the foreseeable future. The Company’s board of directors intends to follow a policy of retaining all of the Company’s earnings to finance the development and execution of its strategy and the expansion of the Company’s business.

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

25 | Page

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China's, in June 2019, a bipartisan group of lawmakers introduced bills in both houses of Congress that would require the SEC to maintain a list of issuers for which the PCAOB is not able to inspect or investigate an auditor report issued by a foreign public accounting firm. The proposed Ensuring Quality Information and Transparency for Abroad-Based Listings on our Exchanges (EQUITABLE) Act prescribes increased disclosure requirements for such issuers and, beginning in 2025, the delisting from national securities exchanges of issuers included on the SEC’s list for three consecutive years.

It is unclear if and when this proposed legislation will be enacted. Furthermore, there have been recent media reports on deliberations within the U.S. government regarding potentially limiting or restricting China-based companies from accessing U.S. capital markets. If any such deliberations were to materialize, the resulting legislation may have a material and adverse impact on the stock performance of China-based issuers listed in the United States, which include us.

The Company could be delisted if it is unable to timely meet the PCAOB inspection requirements established by the Holding Foreign Companies Accountable Act.

On December 18, 2020, the Holding Foreign Companies Accountable Act, or HFCAA, was enacted. In essence, the act requires the SEC to prohibit securities of any foreign companies from being listed on U.S. securities exchanges or traded “over-the-counter” if a company retains a foreign accounting firm that cannot be inspected by the PCAOB for three consecutive years, beginning in 2021. Our independent registered public accounting firm is located in and organized under the laws of the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, and therefore our auditors are not currently inspected by the PCAOB.

On March 24, 2021, the SEC adopted interim final amendments, which will become effective 30 days after publication in the Federal Register, relating to the implementation of certain disclosure and documentation requirements of the HFCAA. The interim final amendments will apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB has determined it is unable to inspect or investigate completely because of a position taken by an authority in that jurisdiction. Before any registrant will be required to comply with the interim final amendments, the SEC must implement a process for identifying such registrants. As of the date of this annual report, the SEC is seeking public comment on this identification process. Consistent with the HFCAA, the amendments will require any identified registrant to submit documentation to the SEC establishing that the registrant is not owned or controlled by a government entity in that jurisdiction, and will also require, among other things, disclosure in the registrant’s annual report regarding the audit arrangements of, and government influence on, such registrant.

The SEC may propose additional rules or guidance that could impact us if our auditor is not subject to PCAOB inspection. For example, on August 6, 2020, the President's Working Group on Financial Markets, or the PWG, issued the Report on Protecting United States Investors from Significant Risks from Chinese Companies to the then President of the United States. This report recommended that the SEC implement five recommendations to address companies from jurisdictions that do not provide the PCAOB with sufficient access to fulfil its statutory mandate. Some of the concepts of these recommendations were implemented with the enactment of the HFCAA. However, some of the recommendations were more stringent than the HFCAA. For example, if a company was not subject to PCAOB inspection, the report recommended that the transition period before a company would be delisted would end on January 1, 2022.

26 | Page

It is unclear when the SEC will complete its rulemaking, when such rules will become effective and what, if any, of the PWG recommendations will be adopted. The enactment of the HFCAA and the implications of any additional rulemaking efforts to increase U.S. regulatory access to audit information in China could cause investor uncertainty for affected SEC registrants, including us, and the market price of our stock could be materially adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our auditors in the next three years, or at all, is subject to substantial uncertainty and depends on a number of factors out of our control. If we are unable to meet the PCAOB inspection requirement in time, we could be delisted from the Nasdaq Capital Market and our stock will not be permitted for trading “over-the-counter” either. Such a delisting would substantially impair your ability to sell or purchase our stock when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our stock. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition and prospects.

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

27 | Page

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

28 | Page

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

		Total Area	Building Area	Original Cost of
Name of Entity	Product	(sq.m.)	(sq.m.)	Equipment	Site
Henglong	Automotive Parts	97,818	20,226	$63,819	Jingzhou City, Hubei Province
		13,393	13,707	$-	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	24,734	$42,943	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	18,041	$8,558	Shenyang City, Liaoning Province
Chongqing	Power Steering Gear	57,849	22,812	$3,604	Chongqing City
Jielong (1)	Electric Power Steering	-	-	$7,231	Jingzhou City, Hubei Province
Wuhan Chuguanjie	Electric Power Steering	53,675	44,054	$4,946	Wuhan City, Hubei Province
Henglong KYB (1)	Automotive Steering Gear	-	-	$10,705	Jingzhou City, Hubei Province
Hubei Henglong	Automotive Steering Gear	277,269	78,833	$93,601	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,705	27,288	$7,610	Wuhu City, Anhui Province
Wuhu Hongrun(1)	High Polymer Materials	-	-	$1,087	Wuhu City, Anhui Province
Total		658,541	249,695	$244,104

(1)	Jielong, Henglong KYB and Wuhu Hongrun do not own land use rights or buildings by themselves. They rent buildings from Jiulong, Hubei Henglong and Wuhu, respectively.

The Company is not involved in investments in real estate or interests in real estate, real estate mortgages, and securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

29 | Page

ITEM 3.	LEGAL PROCEEDINGS.

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. As of November 2020, the Company reached a settlement to resolve the lawsuit for a sum of $55,998. The Company did not admit any liability in reaching the settlement. On February 5, 2021, the Court of Chancery conducted a hearing to confirm the settlement of the stockholder derivative action. The Court entered a Final Order and Judgment approving the settlement. The Court further ordered that the plaintiffs’ application for an award of attorneys’ fees and reimbursement of litigation expenses be reduced from $100,000 to $30,000. The Court’s Final Order and Judgment is publicly available on the Court of Chancery docket.

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

30 | Page

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

On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing markets prices or in privately negotiated transactions through December 4, 2019.  The Company has extended the program to December 4, 2020. During the year ended December 31, 2019, under the repurchase program, the Company repurchased 452,559 shares of the Company’s common stock for cash consideration of $1.0 million on the open market. During the year ended December 31, 2020, there were no common stock repurchases under such program.

On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021. During the year ended December 31, 2020, the Company repurchased 322,269 of the shares that were authorized to be repurchased under the program. There were no common stock repurchases from January 1, 2021 to the date of this report.

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2020, there were 32,338,302 shares of the Company’s common stock (including 1,486,526 shares of the Company’s treasury stock) issued and the Company had approximately 57 stockholders of record.

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

31 | Page

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans at December 31, 2020 are as follows:

	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
Plan category	outstanding options	outstanding options	future issuance
Equity compensation plans approved by security holders	2,200,000	$4.79	1,563,650

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

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC,” or “China.” Genesis, a company incorporated on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support. Furthermore, the Company owns the following aggregate net interests in the subsidiaries incorporated in the PRC and Brazil as of December 31, 2020 and 2019.

	Aggregate Net Interest
Name of Entity	December 31, 2020	December 31, 2019
Henglong	100.00%	100.00%
Jiulong	100.00%	100.00%
Shenyang	70.00%	70.00%
USAI	-%	83.34%
Wuhu	77.33%	77.33%
Jielong	85.00%	85.00%
Hubei Henglong	100.00%	100.00%
Testing Center	100.00%	100.00%
Chongqing Henglong	70.00%	70.00%
Brazil Henglong	95.84%	95.84%
Wuhan Chuguanjie	85.00%	85.00%
Shanghai Henglong	100.00%	100.00%
Jingzhou Qingyan	60.00%	60.00%
Henglong KYB	66.60%	66.60%
Wuhan Hyoseong	51.00%	51.00%
Wuhu Hongrun	62.00%	100.00%
Changchun Hualong	100.00%	-%

32 | Page

RESULTS OF OPERATIONS

Selected highlights from our operations (in thousands of U.S. dollars):

	2020	2019	Change	Change%
Net product sales	$417,636	$431,427	$(13,791)	-3.2%
Cost of products sold	362,295	368,076	(5,781)	-1.6%
Net gain on other sales	4,320	5,067	(747)	-14.7%
Selling expenses	14,506	14,270	236	1.7%
General and administrative expenses	27,581	19,976	7,605	38.1%
Research and development expenses	25,723	27,986	(2,263)	-8.1%
Other income, net	2,438	1,957	481	24.6%
Interest expense	1,592	3,034	(1,442)	-47.5%
Income taxes	2,163	586	1,577	269.1%
Net (loss)/income	(10,271)	8,385	(18,656)	-222.5%
Net loss attributable to non-controlling interest	(5,300)	(1,577)	(3,723)	236.1%
Net (loss)/income attributable to parent company’s common shareholders	(4,980)	9,962	(14,942)	-150.0%

Net Product Sales and Cost of Products Sold

For the years ended December 31, 2020 and 2019, net sales and cost of sales are summarized as follows (figures are in thousands of USD):

	Net Sales				Cost of sales
	2020	2019	Change		2020	2019	Change
Henglong	$157,715	$164,142	$(6,427)	-3.9%	$146,478	$155,667	$(9,189)	-5.9%
Jiulong	100,120	88,469	11,651	13.2	91,053	81,234	9,819	12.1
Shenyang	14,091	20,247	(6,156)	-30.4	11,946	16,606	(4,660)	-28.1
Wuhu	14,280	20,384	(6,104)	-29.9	13,627	19,259	(5,632)	-29.2
Hubei Henglong	115,991	121,719	(5,728)	-4.7	92,797	94,470	(1,673)	-1.8
Henglong KYB	52,659	70,952	(18,293)	-25.8	52,691	67,330	(14,639)	-21.7
Other Entities	61,202	64,619	(3,417)	-5.3	48,260	51,690	(3,430)	-6.6
Total segment	516,058	550,532	(34,474)	-6.3	456,852	486,256	(29,404)	-6.0
Eliminations	(98,422)	(119,105)	20,683	-17.4	(94,557)	(118,180)	23,623	-20.0
Total	417,636	431,427	(13,791)	-3.2%	362,295	368,076	(5,781)	-1.6%

Net Product Sales

Net product sales were $417.6 million for the year ended December 31, 2020, as compared to $431.4 million for the year ended December 31, 2019, representing a decrease of $13.8 million, or 3.2%.

33 | Page

Net sales of traditional steering products were $355.6 million for the year ended December 31, 2020, compared to $348.9 million for 2019, representing an increase of $6.7 million, or 1.9%. Net sales of EPS were $62.0 million for the year ended December 31, 2020, compared to $82.5 million for 2019, representing a decrease of $20.5 million, or 24.8%. As a percentage of net sales, the sales of EPS were 14.8% for the year ended December 31, 2020, compared to 19.1% for 2019.

The decrease in net product sales was due to the effects of two major factors: (i) the decrease in sales volume led to a sales decrease of $0.7 million mainly due to the decreased demand as a result of COVID-19 and (ii) the decrease in average selling price led to a sales decrease of $14.0 million.

The appreciation of the RMB against the U.S. dollar in 2020 led to a sales increase of $0.9 million.

Further analysis is as follows:

—	Henglong mainly engages in providing passenger vehicle steering systems. Net sales for Henglong were $157.7 million for the year ended December 31, 2020, compared with $164.1 million for the year ended December 31, 2019, representing a decrease of $6.4 million, or 3.9%. A decrease in sales volume led to a sales decrease of $5.2 million, a decrease in selling price led to a sales decrease of $1.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.3 million.

—	Jiulong mainly engages in providing commercial vehicle steering systems. Net sales for Jiulong were $100.1 million for the year ended December 31, 2020, compared with $88.5 million for the year ended December 31, 2019, representing an increase of $11.6 million, or 13.1%. An increase in sales volume led to a sales increase of $18.3 million, and a decrease in selling price led to a sales decrease of $6.7 million.

—	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., LTD., “Jinbei”, one of the major automotive manufacturers in China. Net sales for Shenyang were $14.1 million for the year ended December 31, 2020, compared with $20.2 million for the year ended December 31, 2019, representing a decrease of $6.1 million, or 30.2%. A decrease in sales volume led to a sales decrease of $2.3 million, a decrease in selling price led to a sales decrease of $3.8 million.

—	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net sales for Wuhu were $14.3 million for the year ended December 31, 2020, compared with $20.4 million for the year ended December 31, 2019, representing a decrease of $6.1 million, or 29.9%. A decrease in sales volume led to a sales decrease of $5.8 million, a decrease in selling price led to a sales decrease of $0.3 million.

—	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net sales for Hubei Henglong were $116.0 million for the year ended December 31, 2020, compared with $121.7 million for the year ended December 31, 2019, representing a decrease of $5.7 million, or 4.7%. A decrease in sales volume led to a sales decrease of $5.3 million, a decrease in selling price led to a sales decrease of $0.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.4 million.

—	Henglong KYB mainly engages in providing passenger EPS products. Net sales for Henglong KYB were $52.7 million for the year ended December 31, 2020, compared with $71.0 million for the year ended December 31, 2019, representing a decrease of $18.3 million, or 25.8%. A decrease in sales volume led to a sales decrease of $17.8 million, a decrease in selling price led to a sales decrease of $0.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.1 million.

—	Net sales for Other Entities were $61.2 million for the year ended December 31, 2020, compared with $64.6 million for the year ended December 31, 2019, representing a decrease of $3.4 million, or 5.3%, mainly contributed by Jielong, which manufactures automobile steering columns for both Hydraulic Power Steering (“HPS”) and EPS.

34 | Page

Cost of Products Sold

For the year ended December 31, 2020, the cost of sales was $362.3 million, compared with $368.1 million for the year ended December 31, 2019, representing a decrease of $5.8 million, or 1.6%. The decrease in cost of sales was mainly due to the effect of the following major factors: (i) the decrease in sales volumes with a cost of sales decrease of $0.2 million; (ii) the decrease in unit cost with a cost of sales decrease of $6.2 million; and (iii) the appreciation of the RMB against the U.S. dollar with a cost of sales increase of $0.6 million. Further analysis is as follows:

—	Cost of sales for Henglong was $146.5 million for the year ended December 31, 2020, compared to $155.7 million for the year ended December 31, 2019, representing a decrease of $9.2 million, or 5.9%. A decrease in sales volumes resulted in a cost of sales decrease of $9.6 million, an increase in unit material and subcomponents costs led to a cost of sales increase of $0.1 million and the effect of foreign currency translation of the RMB against the U.S. dollar led to a cost of sales increase of $0.3 million.

—	Cost of sales for Jiulong was $91.1 million for the year ended December 31, 2020, compared to $81.2 million for the year ended December 31, 2019, representing an increase of $9.9 million, or 12.2%.An increase in sales volumes resulted in a cost of sales increase of $17.6 million, and a decrease in unit material and subcomponents costs led to a cost of sales decrease of $7.7 million.

—	Cost of sales for Shenyang was $11.9 million for the year ended December 31, 2020, compared with $16.6 million for the year ended December 31, 2019, representing a decrease of $4.7 million, or 28.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $3.3 million and a decrease in unit cost resulting in a cost of sales decrease of $1.4 million.

—	Cost of sales for Wuhu was $13.6 million for the year ended December 31, 2020, compared to $19.3 million for the year ended December 31, 2019, representing a decrease of $5.7 million, or 29.5%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $6.2 million and an increase in unit cost resulting in a cost of sales increase of $0.5 million.

—	Cost of sales for Hubei Henglong was $92.8 million for the year ended December 31, 2020, compared with $94.5 million for the year ended December 31, 2019, representing a decrease of $1.7 million, or 1.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $4.6 million, an increase in unit cost resulting in a cost of sales increase of $2.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.2 million.

—	Cost of sales for Henglong KYB was $52.7 million for the year ended December 31, 2020, compared to $67.3 million for the year ended December 31, 2019, representing a decrease of $14.6 million, or 21.7%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $16.6 million, an increase in unit cost resulting in a cost of sales increase of $1.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.1 million.

—	Cost of sales for Other Entities was $48.3 million for the year ended December 31, 2020, compared to $51.7 million for the year ended December 31, 2019, representing a decrease of $3.4 million, or 6.6%. The decrease in cost of sales for Other Entities was mainly due to the decrease in cost of sales of Jielong, primarily due to the decrease in sales.

Gross margin was 13.3% for the year ended December 31, 2020, representing a 1.4% decrease from 14.7% for the year ended December 31, 2019, mainly due to the decrease in selling price in 2020.

Net Gain on Other Sales

Gain on other sales mainly consisted of rental income, gain on disposal of intangible assets and property, plant and equipment, and R&D revenue. For the year ended December 31, 2020, gain on other sales amounted to $4.3 million, as compared to $5.1 million for the year ended December 31, 2019, representing a decrease of $0.8 million, mainly due the decrease in gain on disposal of intangible assets and property, plant and equipment.

35 | Page

Selling Expenses

For the years ended December 31, 2020 and 2019, selling expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2020	2019	Increase/(Decrease)	Percentage
Transportation expense	$5,839	$5,773	$66	1.1%
Marketing and office expense	3,864	3,555	309	8.7%
Salaries and wages	2,867	3,064	(197)	-6.4%
Warehousing and inventory handling expenses	1,790	1,800	(10)	-0.6%
Other expense	146	78	68	87.2%
Total	$14,506	$14,270	$236	1.6%

Selling expenses were $14.5 million for the year ended December 31, 2020, which was generally consistent with last year.

General and Administrative Expenses

For the years ended December 31, 2020 and 2019, general and administrative expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2020	2019	Increase/(Decrease)	Percentage
Salaries and wages	$8,415	$8,615	$(200)	-2.3%
Allowances for credit losses	6,808	(441)	7,249	n/a
Office expense	3,746	3,097	649	21.0%
Labor insurance expenses	2,037	2,613	(576)	-22.0%
Depreciation and amortization expense	1,963	1,474	489	33.2%
Listing expenses (1)	1,757	1,838	(81)	-4.4%
Maintenance and repair expenses	1,207	1,336	(129)	-9.7%
Property and other taxes	971	1,016	(45)	-4.4%
Other expenses	677	428	249	58.2%
Total	$27,581	$19,976	$7,605	38.1%

(1)	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company.

General and administrative expenses were $27.6 million for the year ended December 31, 2020, as compared to $20.0 million for the year ended December 31, 2019, representing an increase of $7.6 million or 38.0%, which mainly included an increase in provision of allowance for doubtful accounts of $6.4 million as a result of one of the customers’ application for bankruptcy in November 2020.

Research and Development Expenses

Research and development expenses, “R&D” expenses, were $25.7 million for the year ended December 31, 2020 as compared to $28.0 million for the year ended December 31, 2019, representing a decrease of $2.3 million, or 8.2%, which was primarily due to cost control on research and development activities and the temporary suspension of the Company’s operations due to the COVID-19 pandemic.

36 | Page

Other Income, Net

Other income, net was $2.4 million for the year ended December 31, 2020 as compared to $2.0 million for the year ended December 31, 2019, representing an increase of $0.4 million, or 20.0%, which was primarily due to an increase in the government subsidies recognized in 2020.

Interest Expense

Interest expense was $1.6 million for the year ended December 31, 2020 as compared to $3.0 million for the year ended December 31, 2019, representing a decrease of $1.4 million, or 46.7%, primarily as a result of decreased loans and lower interest rates.

Financial (Expense)/Income, Net

Financial expense, net was $4.9 million for the year ended December 31, 2020, as compared to financial income, net of $2.5 million for the year ended December 31, 2019, representing an increase in financial expense of $7.4 million, which was primarily due to an increase in the foreign exchange loss because of the exchange rate fluctuation.

Income Taxes

Income tax expense was $2.2 million for the year ended December 31, 2020 compared to $0.6 million for the year ended December 31, 2019, representing an increase in income tax expense of $1.6 million. The increase resulted primarily from the increase in valuation allowance recognized in 2020.

Net Loss Attributable to Non-controlling Interests

The Company recorded a net loss attributable to non-controlling interests of $5.3 million for the year ended December 31, 2020, compared to $1.6 million for the year ended December 31, 2019, representing an increase of $3.7 million.

Net (Loss)/Income Attributable to Parent Company’s Common Shareholders

Net loss attributable to parent company was $5.0 million for the year ended December 31, 2020, compared to net income attributable to parent company of $10.0 million for the year ended December 31, 2019, representing a decrease of $15.0 million.

37 | Page

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of December 31, 2020, the Company had cash and cash equivalents and short-term investments of $107.4 million, compared with $82.5 million as of December 31, 2019, an increase of $24.9 million, or 30.2%.

The Company had working capital (current assets less current liabilities) of $121.2 million as of December 31, 2020, compared with $137.4 million as of December 31, 2019, representing a decrease of $16.2 million, or 11.8%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one-time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The pandemic of COVID-19 has had material impacts on our cash flow for the year of 2020 with potential continuing impacts on subsequent periods. However, based on our liquidity assessment, we believe that our current cash position, cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least 12 months subsequent to the filing of this annual report.

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

The Company had short-term loans of $44.2 million, and bankers’ acceptance notes payable of $80.2 million as of December 31, 2020.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances is expected to be reduced by approximately $16.3 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker's acceptances in the future, it may be required by the banks to provide additional mortgages of $16.3 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain lines of credit with a reduction of $8.6 million, which is 52.9%, the mortgage ratio, of $16.3 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

38 | Page

Bank Facilities

As of December 31, 2020, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD).

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available (3)	Used (4)	Value (5)
1. Comprehensive credit facilities	China Everbright Bank (1)	Mar 2021	4,598	2,509	9,747

2. Comprehensive credit facilities	Shanghai Pudong Development Bank (2)	Oct 2021	19,924	10,713	22,544

3. Comprehensive credit facilities	China CITIC Bank (2)	Aug 2022	65,135	30,888	21,834
	China CITIC Bank (2)	Aug 2021	10,728	4,052	-
	China CITIC Bank	Jun 2022	2,146	2,146	6,759

4. Comprehensive credit facilities	Hubei Bank	Mar 2022	26,054	15,636	71,448

5. Comprehensive credit facilities	Bank of Chongqing	Sep 2021	766	766	2,394

6. Comprehensive credit facilities	Bank of China (2)	Sep 2020	17,778	13,180	-

7. Comprehensive credit facilities	China Merchants Bank (2)	Oct 2021	22,989	-	-

8. Comprehensive credit facilities	Agricultural Bank of China (1)	Mar 2021	1,073	1,073	4,257

9. Comprehensive credit facilities	Huishang Bank	May 2021	1,533	-	-
Total			$172,724	$80,963	$138,983

(1)	These facilities have expired. The Company is currently in the process of negotiating with these banks to renew the credit facilities.

(2)	The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong in addition to the above pledged assets. The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong. The comprehensive credit facilities with China Merchants Bank are guaranteed by Hubei Henglong.

(3)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.

(4)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $36.6 million, notes payable of $43.9 million and letter of credit of $0.5 million as of December 31, 2020.

(5)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of December 31, 2020, the pledged assets included property, plant and equipment and land use rights with assessed value of $139.0 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

39 | Page

The Company renewed its existing short-term loans and borrowed new loans during 2020 at annual interest rates ranging from 2.50% to 5.22%, and the Company’s loan terms range from 9 months to 23 months. The large spread in interest rates was due to the different lenders (interest rates for government loans are normally lower than for commercial bank loans). Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $71.4 million as security for its revolving comprehensive credit facility with Hubei Bank.

2. Buildings with an assessed value of approximately $22.6 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank.

3. Land use rights and buildings with an assessed value of approximately $21.8 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.

4. Land use rights and buildings with an assessed value of approximately $6.8 million as security for its revolving comprehensive credit facility with China CITIC Bank Shenyang Branch.

5. Land use rights and buildings with an assessed value of approximately $9.7 million as security for its comprehensive credit facility with China Everbright Bank.

6. Buildings with an assessed value of approximately $2.4 million as security for its comprehensive credit facility with Bank of Chongqing.

7. Buildings with an assessed value of approximately $4.3 million as security for its comprehensive credit facility with Agricultural Bank of China.

40 | Page

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

	Payment Due Dates
	(in thousands of USD)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years
Short-term and long-term loans including interest payable	$45,320	$45,320	$-	$-	$-
Notes payable (1)	80,173	80,173	-	-	-
Taxes payable and withholding tax liabilities due to U.S. Tax Reform (See Note 21)	26,693	2,809	8,078	15,806	-
Obligation for investment contract (2)	2,697	2,697	-	-	-
Other contractual purchase commitments, including service agreements	22,287	21,047	1,240	-	-
Total	$177,170	$152,046	$9,318	$15,806	$-

(1)	Notes payable do not bear interest.

(2)

In April 2019, Hubei Henglong entered into an agreement with other parties and committed to contribute RMB 5.0 million, equivalent to approximately $0.7 million, to Jiangsu Intelligent Networking Automotive Innovation Center Co. Ltd., “Jiangsu Intelligent”, representing 19.2% of Jiangsu Intelligent’s shares. As of December 31, 2020, Hubei Henglong has completed a capital contribution of RMB 3.0 million, equivalent to approximately $0.4 million. According to the agreement, the remaining capital commitment of RMB 2.0 million, equivalent to approximately $0.3 million, will be paid in 2021.

In November 2019, Hubei Henglong entered into an agreement with other parties and committed to purchase 70% of the shares of Hefei Senye Light Plastic Technology Co., Ltd. for total consideration of RMB 33.6 million, equivalent to approximately $4.8 million. As of December 31, 2020, Hubei Henglong has paid the amount of RMB 18.0 million, equivalent to approximately $2.6 million, which was reported in other non-current assets as the transfer of shares had not been consummated. According to the agreement, the remaining consideration of RMB 15.6 million, equivalent to approximately $2.4 million, will be paid in 2021.

41 | Page

Short-term and Long-term Loans

The following table summarizes the contract information of short-term and long-term borrowings between the banks, government and the Company as of December 31, 2020 (figures are in thousands of USD).

Bank		Borrowing	Borrowing	Annual	Date of		Amount
Government		Date	Term	Interest	Interest		Payable on
	Purpose		(Months)	Rate	Payment	Due Date	Due Date
Agricultural Bank of China (1)	Working Capital	Mar 25, 2020	12	4.05%	Pay monthly	Mar 22, 2021	1,073

China CITIC Bank (1)	Working Capital	Mar 27, 2020	12	2.50%	Pay in arrear	Mar 26, 2021	4,332

China CITIC Bank (1)	Working Capital	Mar 27, 2020	12	2.50%	Pay in arrear	Mar 26, 2021	3,869

Bank of China	Working Capital	Apr 29, 2020	12	3.92%	Pay monthly	Apr 28, 2021	6,130

China CITIC Bank	Working Capital	Apr 29, 2020	12	4.35%	Pay monthly	Apr 29, 2021	1,533

China CITIC Bank	Working Capital	May 20, 2020	12	4.35%	Pay monthly	May 20, 2021	1,533

China CITIC Bank	Working Capital	May 29, 2020	12	4.00%	Pay monthly	May 29, 2021	1,533

China CITIC Bank	Working Capital	Jun 19, 2020	12	2.50%	Pay in arrear	Jun 18, 2021	2,749

China CITIC Bank	Working Capital	Jun 19, 2020	12	2.50%	Pay in arrear	Jun 18, 2021	2,943

Bank of China	Working Capital	Jun 28, 2020	12	3.80%	Pay monthly	Jun 27, 2021	7,050

Financial Bureau of Jingzhou Development Zone	Working Capital	Aug 07, 2019	23	3.80%	Pay annually	Jun 30, 2021	3,065

Financial Bureau of Jingzhou Development Zone	Working Capital	Sep 03, 2019	22	3.80%	Pay annually	Jun 30, 2021	4,598

China CITIC Bank	Working Capital	Sep 03, 2020	12	4.35%	Pay monthly	Sep 03, 2021	1,533

China CITIC Bank	Working Capital	Sep 11, 2020	12	5.22%	Pay monthly	Sep 11, 2021	1,533

Bank of Chongqing	Working Capital	Sep 14, 2020	12	4.05%	Pay monthly	Sep 13, 2021	76

Bank of Chongqing	Working Capital	Sep 28, 2020	12	4.05%	Pay monthly	Sep 19, 2021	459

Bank of Chongqing	Working Capital	Dec 29, 2020	9	4.05%	Pay monthly	Sep 19, 2021	229

Total							$44,238

(1)	These bank loans were repaid between January and March 2021 when they became due.

42 | Page

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company had complied with such financial covenants as of December 31, 2020.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2020 (figures are in thousands of USD):

			Amount Payable on
Purpose	Term (Month)	Due Date	Due Date
Working Capital (1)	6	Jan. 2021	$11,012
Working Capital (1)	6	Feb. 2021	9,625
Working Capital (1)	6	Mar. 2021	15,976
Working Capital	6	Apr. 2021	13,266
Working Capital	6	May 2021	14,795
Working Capital	6	Jun. 2021	15,499
Total			$80,173

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of December 31, 2020, and management believes it will continue to comply with them.

Cash flows

(a)	Operating Activities

Net cash provided by operating activities for the year ended December 31, 2020 was $57.4 million, compared with $30.3 million for the year ended December 31, 2019, representing an increase of $27.1 million, which was mainly due to (1) the decrease in net income excluding non-cash items by $7.2 million offset by (2) the increase in cash inflows from movements of operating assets and liabilities by $34.3 million.

43 | Page

(b)	Investing Activities

The Company had net cash of $23.8 million used in investing activities for the year ended December 31, 2020, compared with $27.3 million in 2019, representing a decrease in cash outflow of $3.5 million, which was mainly due to the net effect of (1) a decrease in the payment to acquire property, plant and equipment and land use rights by $18.6 million, (2) an increase in purchase of short-term investments and long-term time deposits of $40.5 million, and (3) a combination of other factors contributed an increase of cash inflows by $25.4 million, including an increase in proceeds from maturities of short-term investments of $22.1 million, the decrease in government subsidy received for purchase of property, plant and equipment, and the increase in cash received from the exit of long-term investments.

(c)	Financing Activities

During the year ended December 31, 2020, the Company had net cash of $19.8 million used in financing activities, compared to $10.7 million in 2019, representing an increase in outflow of $9.1 million, which was mainly due to the net effect of (1) a decrease in proceeds from bank loan by $17.3 million, (2) a decrease in repayment of bank loans by $12.6 million, (3) an increase in payment to broker agents for repurchase of common stock by $1.7 million, and (4) a decrease in cash received from capital contributions by non-controlling interest holder by $2.8 million.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2020 and 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2020, the Company mainly supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During December 2019 to December 2020, the exchange rate between RMB and U.S. dollar appreciated from RMB1.00 to $0.1433 to RMB1.00 to $0.1533. The appreciation of the RMB may continue. Significant appreciation of the RMB is likely to increase the Company’s income generated from China.

44 | Page

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

The Company considers an accounting estimate to be critical if:

•	it requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate; and

•	changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company critical accounting estimates:

Critical
Balance Sheet	Estimate		Assumptions/Approaches
Caption	Item	Nature of Estimates Required	Used	Key Factors
Accrued liabilities and other long-term liabilities	Warranty obligations	Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. OEMs are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	•OEM sourcing •OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required, from time-to-time, to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	•Future production estimates •Customer preferences and decisions

Accounts receivable	Allowance for doubtful accounts	The Company is required, from time to time, to review the credit of customers and make timely provision of allowance for doubtful accounts.	The Company estimates the collectability of the receivables based on the future cash flows using historical experiences.	•Customer credit

Inventory	Provision for inventory impairment	The Company is required, from time to time, to review the turnover of inventory based on projections of anticipated future cash flows, including provision of inventory impairment for over market price and undesirable inventories.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	•Future production estimates •Customer preferences and decisions

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry-forward period, tax planning opportunities and other relevant considerations.	•Tax law changes •Variances in future projected profitability, including by taxing entity

45 | Page

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

The value of the RMB fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2020 and 2019, the exchange rates of RMB against U.S. dollar were RMB1.00 to $0.1533 and RMB1.00 to $0.1436, respectively. Any significant future appreciation of the RMB is likely to decrease the Company’s profits generated from overseas.

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

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company's credit risk is also mitigated because its customers are all selected enterprises supported by the local government. One customer, Fiat Chrysler North America, accounted for more than 10% (23.6%) of the Company’s consolidated revenues in 2020. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

46 | Page

INTEREST RATE RISK

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of December 31, 2020, the Company had nil of outstanding indebtedness, which is subject to interest rate fluctuations.

The Company’s level of outstanding indebtedness fluctuates from time to time and may result in additional payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)	The financial statements required by this item begin on page 61.
(b)	Selected quarterly financial data for the past two years are summarized in the following table (figures are in thousands of USD, except those for items headed “Basic” and “Diluted”):

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2020	2019	2020	2019	2020	2019	2020	2019
Net sales	$73,555	$109,193	$83,184	$105,748	$114,417	$100,542	$146,480	$115,944
Gross profit	11,152	14,045	7,831	15,185	13,575	17,317	22,783	16,804
Income/(loss) from operations	1,012	1,036	(5,192)	2,625	58	4,439	(4,027)	(1,914)
Net (loss)/income	(628)	1,223	(4,240)	2,118	1,513	4,201	(6,916)	843
Net loss attributable to non-controlling interest	(600)	(243)	(142)	(332)	(848)	(113)	(3,710)	(889)
Net (loss)/income attributable to parent company’s common shareholders	(28)	1,466	(4,098)	2,450	2,358	4,314	(3,212)	1,732
Net (loss)/income attributable to parent company’s common shareholders per share-
Basic	$-	$0.05	$(0.13)	$0.08	$0.08	$0.14	$(0.10)	$0.06
Diluted	$-	$0.05	$(0.13)	$0.08	$0.08	$0.14	$(0.10)	$0.06

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

47 | Page

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2020 and determined that internal control over financial reporting was effective as of December 31, 2020.

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

48 | Page

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three month ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2020. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	63	Chairman of the Board

Tong Kooi Teo	64	Director

Guangxun Xu	70	Director

Heng Henry Lu	55	Director

Qizhou Wu	56	Chief Executive Officer and Director

Jie Li	51	Chief Financial Officer

Andy Tse	50	Senior Vice President

Yijun Xia	58	Vice President

Haimian Cai	57	Vice President

49 | Page

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

Tong Kooi Teo has served as an independent director of the Company since July 2019. He is the Chief Executive Officer of DPS Corporate Advisory Company Limited, Beijing, China, a member of Head International Group, China since March 2018. He is non-executive Chairman of Rubberex Corporation (M) Bhd, a company listed on the Kuala Lumpur Stock Exchange since September 2020. He is a Non-Executive Director of Guocoland (China) Limited since February 2018.  He was the Managing Director of Guoco Investment (China) Ltd., Hong Kong from 2014 to 2018, after serving as the Group Managing Director of Guocoland (China) Ltd. from 2012 to 2014. Prior to that, Mr. Teo was the Chief Executive Officer (China and Vietnam Operations) of WCT Holdings Bhd, Malaysia from 2011 to 2012. He was the Chief Executive Officer of Hong Leong Asia Ltd (HLA), which is listed on the Singapore Stock Exchange from 2004 to 2010. From 2003 to 2004, Mr. Teo was the Managing Director of Tasek Corporation Bhd, Malaysia, which is listed on the Kuala Lumpur Stock Exchange. From 1994 to 2002, Mr. Teo was General Manager of Corporate Banking Division and Chief Operating Officer of Hong Leong Bank Malaysia. From 1989 to 1994, Mr. Teo was with Deutsche Bank Malaysia where his last held position was Head of Corporate Banking.

Guangxun Xu has served as an independent director of the Company since December 2009. He is a member of the nominating and compensation committees, and the chairman of the audit committee of the Board of Directors. Mr. Xu has been the Chief Representative of NASDAQ in China and a managing director of the NASDAQ Stock Market International, Asia for over 10 years. With a professional career in the finance field spanning over 30 years, Mr. Xu’s practice focuses on providing package services on U.S. and U.K. listings, advising on and arranging for private placements, PIPEs, IPOs, pre-IPO restructuring, M&A, corporate and project finance, corporate governance, post-IPO IR compliance and risk control.

50 | Page

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

51 | Page

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

52 | Page

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

COMPENSATION DISCUSSION AND ANALYSIS

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2020, the Compensation Committee consisted of Mr. Tong Kooi Teo, Mr. Guangxun Xu and Mr. Heng Henry Lu. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

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

Elements of Compensation

The Company’s executive compensation consists of the following elements:

Base Salary

In determining the amount of base salaries for our named executive officers (“Named Executive Officers”), the Compensation Committee strives to establish base salaries that are similar to those paid by other companies to executives in similar positions and with similar responsibilities. Base salaries are adjusted from time to time to realign salaries with market levels after considering individual responsibilities, performance and experience. The Compensation Committee established a salary structure to determine base salaries and is responsible for initially setting executive officer compensation in employment arrangements with each individual. The base salary amounts are intended to reflect the Company’s philosophy that the base salary should attract experienced individuals who will contribute to the success of the Company’s business goals and represent cash compensation that is commensurate with the compensation of individuals at similarly situated companies.

53 | Page

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: RMB 2.5 million (equivalent to approximately $0.38 million) for the Chairman, RMB 1.6 million (equivalent to approximately $0.25 million) for the CEO and RMB 1.0 million (equivalent to approximately $0.15 million) individually for other officers in 2020.

Performance Bonus

The Company did not have any performance bonus plan in 2020.

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

There were no stock options granted to management in 2020.

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

54 | Page

Compensation Tables

Executive Officers

The compensation that Named Executive Officers received for their services for fiscal years 2020 and 2019 were as follows (figures are in thousands of USD):

Name and principal position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Total
Hanlin Chen (Chairman)	2020	$330	$-	$-	$330
	2019	$312	$-	$-	$312

Qizhou Wu (CEO)	2020	$220	$-	$-	$220
	2019	$208	$-	$-	$208

Jie Li (CFO)	2020	$132	$-	$-	$132
	2019	$125	$-	$-	$125

Haimian Cai (Vice President)	2020	$337	$-	$-	$337
	2019	$327	$-	$-	$327

(1)	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.

(2)	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details.

(3)	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2020. The compensation that directors received for serving on the Board of Directors for fiscal year 2020 was as follows (figures are in thousands of USD):

Name	Fees earned or paid in cash	Option awards (1)	Total
Tong Kooi Teo	$30	$-	$30
Guangxun Xu	$59	$-	$59
Heng Henry Lu	$30	$-	$30

(1)	Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants option awards to each director every year. In accordance with ASC Topic 718, the cost of the above mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions. The Company did not grant option awards to its directors in 2020.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 30,851,776 shares of common stock outstanding at December 31, 2020 (exclusive of 1,486,526 shares of treasury stock).

55 | Page

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	17,849,014	57.85%
Li Ping Xie (1)	17,849,014	57.85%
Wiselink Holdings Limited, “Wiselink” (1)	17,849,014	57.85%
Qizhou Wu, CEO and Director	1,325,136	4.30%
Guangxun Xu, Director	-	-%
Tong Kooi Teo, Director	-	-%
Heng Henry Lu, Director	-	-%
Haimian Cai, VP	-	-%
Jie Li, CFO (2)	91,031	0.30%
Tse Andy, Sr. VP	400,204	1.30%
Yijun Xia, VP	17,200	0.06%
All Directors and Executive Officers (9 persons)	19,682,585	63.80%

(1)	These 17,849,014 shares of common stock include: (i) 13,322,547 shares of common stock beneficially owned by Mr. Hanlin Chen; (ii) 1,502,925 shares of common stock beneficially owned by Ms. Liping Xie, Mr. Hanlin Chen’s wife; and (iii) 3,023,542 shares of common stock beneficially owned by Wiselink, a company controlled by Mr. Hanlin Chen.

(2)	Includes 50,000 shares held as nominee for Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. On October 13, 2014, the Company issued 4,078,000 of its common shares in a private placement to nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. for the acquisition of the 19.0% and 20.0% equity interest in Jiulong and Henglong held by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., respectively. All of the nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. are unrelated parties except for Mr. Jie Li (CFO).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the information required by Item 13 please refer to Note 2 (Basis of Presentation and Significant Accounting Policies–Certain Relationships and Related Transactions) and Note 24 (Related Party Transactions) to the consolidated financial statements in this Report.

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

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers for the audit of the Company’s annual financial statements and other services provided in the fiscal years 2020 and 2019. The Audit Committee has approved the following fees (figures are in thousands of USD):

	Fiscal Year Ended
	2020	2019
Audit Fees	$638	$670

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2020 and 2019, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

56 | Page

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.	Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers Zhong Tian LLP

2.	Consolidated Balance Sheets as of December 31, 2020 and 2019

3.	Consolidated Statements of Income or Loss for the years ended December 31, 2020 and 2019

4.	Consolidated Statements of Comprehensive Income or Loss for the years ended December 31, 2020 and 2019

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019

6.	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

7.	Notes to Consolidated Financial Statements

(b) EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company's Form 10-SB filed on August 27, 2001)

3.1.1(i)	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2003 (incorporated by reference to Exhibit 4.1.1 to the Company’s Registration Statement on Form S-3 (File No. 333-133331) filed on April 17, 2006)

3.1(ii)	Bylaws (incorporated by reference to Exhibit 3(ii) to the Company's Form 10-SB filed on August 27, 2001)

4.1	Description of the Company’s Securities*

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report filed on May 10, 2006)

10.2	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to exhibit 99.1 to the Company’s Form 8-K filed on April 2, 2008) Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 2, 2008)

10.3	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2010 filed on March 25, 2010)

57 | Page

10.4	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report filed on August 13, 2014)

10.5	English translation of Joint Venture Contract, dated as of April 27, 2018, by and between Hubei Henglong Automotive System Group Co., Ltd. and KYB (China) Investment Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2018)

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 30, 2021, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;

(ii)	Consolidated Statements of Income or Loss;

(iii)	Consolidated Statements of Comprehensive Income or Loss;

(iv)	Consolidated Statements of Changes in Stockholders’ Equity;

(v)	Consolidated Statements of Cash Flows; and

(vi)	Related notes.

*	Filed herewith.

58 | Page

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 30, 2021		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

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

Dated: March 30, 2021		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 30, 2021		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 30, 2021		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 30, 2021		/s/ Tong Kooi Teo
	Name:	Tong Kooi Teo
	Title:	Director

59 | Page

Dated: March 30, 2021		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: March 30, 2021		/s/ Heng Henry Lu
	Name:	Heng Henry Lu
	Title:	Director

60 | Page

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO BOARD OF DIRECTORS AND STOCKHOLDERS OF

CHINA AUTOMOTIVE SYSTEMS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income or loss, of comprehensive income or loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed the manner in which it accounts for current expected credit losses on certain financial instruments in 2020.

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

61 | Page

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of unlisted investments of limited partnerships

As described in Notes 2 and 8 to the consolidated financial statements, as of December 31, 2020, the Company’s long-term investments include investments in limited partnerships with an aggregated amount of $42.4 million which are accounted for using equity method. These limited partnerships are venture capital funds. They accounted for their investments in private companies at fair value classified under Level 3 in the fair value hierarchy (the “Level 3 Investments”). The fair value of the Level 3 Investments were determined using valuation techniques based on market approach or income approach with unobservable inputs, which required significant judgment made by management with respect to the assumptions and estimates for revenue growth rate, discount rate, price-to-earnings ratio, price-to-book ratio, lack of marketability discounts, and expected volatility. Such fair value of Level 3 Investments was reflected in the equity in earnings of affiliated companies of the consolidated statements of income or loss and the carrying amount of the Company’s long-term investments under the equity method accounting.

The principal considerations for our determination that performing procedures relating to the valuation of unlisted investments of limited partnerships is a critical audit matter are (i) there was significant judgment made by management to determine the fair value of these investments using valuation techniques with unobservable inputs, which in turn led to a high degree of auditor judgment and subjectivity in designing and applying procedures relating to evaluating the reasonableness of management’s significant assumptions and estimates; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge in evaluating certain audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the fair values of the Level 3 Investments, including controls over the Company’s development of the significant assumptions and estimates related to the fair value measurements. These procedures also included, among others, reading the investment agreements, testing management’s process for determining the fair value measurements of the Level 3 Investments, evaluating the appropriateness of the valuation models, testing the completeness, accuracy, and relevance of underlying data used, and evaluating the reasonableness of significant assumptions and estimates used by management, including the revenue growth rate, discount rate, price-to-earnings ratio, price-to-book ratio, lack of marketability discounts and expected volatility. Evaluating management’s assumptions and estimates for the revenue growth rate involved considering the past performance of the investees’ businesses, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s valuation approach and the reasonableness of management’s assumptions and estimates for the discount rate, price-to-earnings ratio, price-to-book ratio, lack of marketability discounts and expected volatility.

/s/ PricewaterhouseCoopers Zhong Tian LLP
Shanghai, the People’s Republic of China
March 30, 2021

We have served as the Company's auditor since 2010.

63 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of USD, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$97,248	$76,715
Pledged cash	30,813	29,688
Short-term investments	10,139	5,832
Accounts and notes receivable, net - unrelated parties (Allowance for credit losses of $9,853 and $2,379, respectively)	216,519	211,841
Accounts and notes receivable, net - related parties (Allowance for credit losses of $1 and nil, respectively)	17,621	21,164
Advance payments and others, net - unrelated parties (Allowance for credit losses of $58 and $73, respectively)	14,471	11,855
Advance payments and others - related parties	522	1,287
Inventories	88,325	82,931
Total current assets	475,658	441,313
Non-current assets:
Property, plant and equipment, net	141,004	140,481
Land use rights, net	10,774	10,346
Intangible assets, net	1,730	1,352
Operating lease assets	257	376
Long-term time deposits	4,688	-
Other receivables, net (Allowance for credit losses of $58 and $89, respectively)	179	307
Advance payment for property, plant and equipment - unrelated parties	3,615	6,157
Advance payment for property, plant and equipment - related parties	3,284	2,311
Long-term investments	49,766	39,642
Deferred tax assets	13,846	15,291
Other non-current assets	2,759	2,580
Total assets	$707,560	$660,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank and government loans	$44,238	$46,636
Accounts and notes payable - unrelated parties	212,522	180,175
Accounts and notes payable - related parties	12,730	6,492
Customer deposits	1,482	1,303
Accrued payroll and related costs	10,213	8,400
Accrued expenses and other payables	55,607	45,341
Accrued pension costs	3,192	3,161
Taxes payable	13,149	11,493
Operating lease liabilities - current portion	122	116
Amounts due to shareholders/directors	344	309
Advances payable (current portion)	885	353
Total current liabilities	354,484	303,779
Long-term liabilities:
Long-term government loan	-	7,167
Advances payable	3,722	3,486
Operating lease liabilities - non-current portion	149	271
Other long-term payable	1,126	4,948
Deferred tax liabilities	4,280	4,253
Long-term taxes payable	23,884	26,693

Total liabilities	387,645	350,597
Commitments and Contingencies (Note 25)

Mezzanine equity:
Redeemable non-controlling interests	523	-

Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued - 32,338,302 and 32,338,302 shares at December 31, 2020 and 2019, respectively	3	3
Additional paid-in capital	64,273	64,466
Retained earnings-
Appropriated	11,303	11,265
Unappropriated	215,491	221,298
Accumulated other comprehensive income/(loss)	17,413	(3,462)
Treasury stock - 1,486,526 and 1,164,257 shares at December 31, 2020 and 2019, respectively	(5,261)	(4,261)
Total parent company stockholders’ equity	303,222	289,309
Non-controlling interests	16,170	20,250
Total stockholders’ equity	319,392	309,559
Total liabilities, mezzanine equity and stockholders’ equity	$707,560	$660,156

The accompanying notes are an integral part of these consolidated financial statements.

64 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Income or Loss

(In thousands of USD, except share and per share amounts)

	Year Ended December 31,
	2020	2019
Net product sales ($53,222 and $50,740 sold to related parties for the years ended December 31, 2020 and 2019)	$417,636	$431,427
Cost of products sold ($23,879 and $23,814 purchased from related parties for the years ended December 31, 2020 and 2019)	362,295	368,076
Gross profit	55,341	63,351
Net gain on other sales	4,320	5,067
Operating expenses:
Selling expenses	14,506	14,270
General and administrative expenses	27,581	19,976
Research and development expenses	25,723	27,986
Total operating expenses	67,810	62,232
Operating (loss)/income	(8,149)	6,186
Other income, net	2,438	1,957
Interest expense	(1,592)	(3,034)
Financial (expense)/income, net	(4,897)	2,456
(Loss)/income before income tax expenses and equity in earnings of affiliated companies	(12,200)	7,565
Less: Income taxes	2,163	586
Add: Equity in earnings of affiliated companies	4,092	1,406
Net (loss)/income	(10,271)	8,385
Net loss attributable to non-controlling interest	(5,300)	(1,577)
Accretion to redemption value of redeemable non-controlling interests	(9)	-
Net (loss)/income attributable to parent company’s common shareholders	(4,980)	9,962

Net (loss)/income attributable to parent company’s common shareholders per share -
Basic	$(0.16)	$0.32

Diluted	$(0.16)	$0.32

Weighted average number of common shares outstanding -
Basic	31,077,196	31,456,828
Diluted	31,077,196	31,458,926

The accompanying notes are an integral part of these consolidated financial statements.

65 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income or Loss

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2020	2019
Net (loss)/income	(10,271)	8,385
Other comprehensive loss:
Foreign currency translation gain/(loss)	22,386	(5,736)
Comprehensive income	12,115	2,649
Comprehensive loss attributable to non-controlling interest	(3,780)	(1,997)
Comprehensive income attributable to parent company	$15,895	$4,646

The accompanying notes are an integral part of these consolidated financial statements.

66 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands of USD, except share and per share amounts)

	2020	2019
Common Stock
Balance at January 1, 2020 and 2019 - 32,338,302 and 32,338,302 shares, respectively	$3	$3
Balance at December 31, 2020 and 2019 - 32,338,302 and 32,338,302 shares, respectively	$3	$3

Additional Paid-in Capital
Balance at January 1	$64,466	$64,466
Acquisition of the non-controlling interest in USAI	(29)	-
Acquisition of the non-controlling interest in Changchun Hualong	(76)	-
Deemed distribution to shareholders	(88)	-
Balance at December 31	$64,273	$64,466

Retained Earnings - Appropriated
Balance at January 1	$11,265	$11,104
Appropriation of retained earnings	38	161
Balance at December 31	$11,303	$11,265

Unappropriated
Balance at January 1	$221,298	$211,497
Net (loss)/income attributable to parent company	(4,971)	9,962
Accretion of redeemable non-controlling interests	(9)	-
Cumulative effect of accounting change - credit loss	(789)	-
Appropriation of retained earnings	(38)	(161)
Balance at December 31	$215,491	$221,298

Accumulated Other Comprehensive (Loss)/Income
Balance at January 1	$(3,462)	$1,855
Net foreign currency translation adjustment attributable to parent company	20,875	(5,317)
Balance at December 31	$17,413	$(3,462)

Treasury Stock
Balance at January 1, 2020 and 2019 - 1,164,257 and 711,698 shares, respectively	$(4,261)	$(2,953)
Repurchase of common stock in 2020 and 2019 - 322,269 shares and 452,559 shares, respectively	(1,000)	(1,308)
Balance at December 31, 2020 and 2019 - 1,486,526 and 1,164,257 shares, respectively	$(5,261)	$(4,261)

Total parent company stockholders’ equity	$303,222	$289,309

Non-controlling Interest
Balance at January 1	$20,250	$19,037
Net foreign currency translation adjustment attributable to non-controlling interest	1,511	(419)
Net loss attributable to non-controlling interest	(5,300)	(1,577)
Cumulative effect of accounting change - credit loss	(102)	-
Acquisition of the non-controlling interest in USAI	29	-
Acquisition of the non-controlling interest in Changchun Hualong	(5)	-
Contribution by non-controlling shareholder of Wuhu Hongrun	217	-
Contribution by non-controlling shareholder of Wuhan Hyoseong	-	3,542
Dividends declared to non-controlling interest holders of non-wholly owned subsidiaries	(430)	(333)
Balance at December 31	$16,170	$20,250

Total stockholders' equity	$319,392	$309,559

The accompanying notes are an integral part of these consolidated financial statements.

67 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$(10,271)	$8,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,057	17,852
Deferred income taxes	2,205	16
Allowance for credit losses	6,238	(441)
Equity in net earnings of affiliates	(4,092)	(1,406)
Loss/(gain) on disposal of fixed assets	129	(632)
Government subsidy reclassified from government loans	287	-
(Increase)/decrease in:
Accounts and notes receivable	7,295	21,044
Advance payments and others	1,176	4,733
Inventories	(109)	3,992
Increase/(decrease) in:
Accounts and notes payable	27,248	(22,138)
Customer deposits	93	561
Accrued payroll and related costs	1,239	1,115
Accrued expenses and other payables	7,069	(1,353)
Accrued pension costs	(166)	(96)
Taxes payable	(3,474)	(1,326)
Advances payable	502	-
Net cash provided by operating activities	57,426	30,306

Cash flows from investing activities:
Purchase of short-term investments and long-term time deposits	(60,055)	(19,647)
Proceeds from maturities of short-term investments	53,393	31,268
Decrease in demand loans and employee housing loans included in other receivables	165	1,504
Loan to a related party	(151)	-
Cash received from property, plant and equipment sales	1,495	1,561
Government subsidy received for purchase of property, plant and equipment	-	1,898
Cash paid to acquire property, plant and equipment and land use rights (including $2,668 and $5,238 paid to related parties for the years ended December 31, 2020 and 2019, respectively)	(15,825)	(34,409)
Cash paid to acquire intangible assets	(741)	(1,505)
Cash received from long-term investment	3,322	579
Investment under equity method	(5,360)	(6,018)
Cash prepaid for acquisition of a subsidiary	-	(2,560)
Net cash used in by investing activities	(23,757)	(27,329)

Cash flows from financing activities:
Proceeds from bank and government loans	39,813	57,101
Repayment of bank loans	(53,046)	(65,576)
Payment to broker agents for repurchase of common stock	(2,990)	(1,308)
Repayments of the borrowing for sale and leaseback transaction	(4,163)	(4,164)
Deemed distribution to shareholders	(88)	-
Acquisition of non-controlling interest	(81)	-
Dividends paid to the non-controlling interest holders of non-wholly owned subsidiaries	-	(333)
Cash received from capital contributions by non-controlling interest holder	722	3,542
Net cash used in financing activities	(19,833)	(10,738)

Cash and cash equivalents affected by foreign currency	7,822	(1,813)
Net increase/(decrease) in cash and cash equivalents	21,658	(9,574)
Cash, cash equivalents and pledged cash at beginning of year	106,403	115,977
Cash, cash equivalents and pledged cash at end of year	$128,061	$106,403

The accompanying notes are an integral part of these consolidated financial statements.

68 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31,
	2020	2019
Cash paid for interest	$2,751	$3,390
Cash paid for income taxes	$3,229	$4,607

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Year Ended December 31,
	2020	2019
Property, plant and equipment recorded during the year which previously were advance payments	$11,838	$13,964
Accounts payable for acquiring property, plant and equipment	$2,024	$782
Accounts receivable in exchange for short-term investments	$223	$-
Property, plant and equipment and inventories used for investment in an associated company	$-	$492

The accompanying notes are an integral part of these consolidated financial statements

69 | Page

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

Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development (“R&D”) support.

The Company owns interests in the following subsidiaries incorporated in the PRC and Brazil as of December 31, 2020 and 2019.

	Percentage Interest
Name of Entity	December 31, 2020	December 31, 2019
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Universal Sensor Application Inc., “USAI” [4]	-	83.34%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [5]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [6]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [7]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [8]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [9]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [10]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [11]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [12]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan” [13]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB” [14]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong” [15]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” [16]	62.00%	100.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [17]	100.00%	-

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

70 | Page

4.	USAI was established in 2005 and mainly engages in the production and sales of sensor modules. It was merged with Wuhan Chuguanjie in May 2020.

5.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

6.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

7.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

8.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.

9.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

10.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

11.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

12.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.

13.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

14.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (“Henglong KYB”), which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.

15.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd. (“Wuhan Hyoseong”), which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.

16.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.

17.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

71 | Page

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2020 and 2019, the consolidated financial statements include the accounts of the Company and its subsidiaries, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Jielong was formed in April 2006. As at December 31, 2020, 85% of Jielong was owned by the Company, and 15% of Jielong was owned by Hubei Wanlong. The highest authority of Jielong is its board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both the chairman of such board of directors and the general manager of Jielong are appointed by the Company.

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

72 | Page

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

Wuhu Hongrun was formed in 2019, with 62% owned by the Company and 38% owned by the other two parties. The highest authority of Wuhu Hongrun is its board of directors, which is comprised of five directors. The directors are elected by the general meeting of shareholders. As for day-to-day operating matters, approval by at least three-fifths of the members of such board of directors is required. The chairman and the general management are appointed by the board of directors.

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

73 | Page

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

Current Expected Credit Losses - In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”), which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. The Company adopted this ASC Topic 326 and several associated ASUs on January 1, 2020 using a modified retrospective approach with a cumulative effect recorded as reduction of beginning retained earnings with amount of $0.8 million. As of January 1, 2020, the Company’s accounts and notes receivable, advance payments and other receivables are within the scope of ASC Topic 326. The Company has identified the relevant risk characteristics of its customers and the related receivables, advance payments, and other receivables which include type of the products the Company provides, nature of the customers or a combination of these characteristics. Receivables with similar risk characteristics have been grouped into pools. For each pool, the Company considers the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses. Other key factors that influence the expected credit loss analysis include customer demographics, payment terms offered in the normal course of business to customers, and industry-specific factors that could impact the Company’s receivables. Additionally, external data and macroeconomic factors are also considered.

For the year ended December 31, 2020, the Company recorded $6.3 million expected credit loss expense in general and administrative expenses. As of December 31, 2020, the expected credit loss provision for the current and non-current assets were $9.4 million and $0.1 million, respectively.

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

74 | Page

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

Land use rights are carried at cost less accumulated amortization and impairment losses, if any. Amortization is computed using the straight-line method over the term specified in the land use right certificate for 45 years or 50 years, as applicable. Amortization expenses of land use rights were $0.2 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the Company had pledged land use rights with a net book value of approximately $5.7 million and $5.5 million, respectively, as security for its comprehensive credit facilities with banks in China.

Construction in Progress – Construction in progress, which represents buildings under construction and plant and equipment pending installation, are stated at cost. Cost includes construction and acquisitions, and interest charges arising from borrowings used to finance assets during the period of construction or installation and testing. No provision for depreciation is made on assets under construction until such time as the relevant assets are completed and ready for their intended commercial use.

Gains or losses on disposal of property, plant and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the relevant asset, and are recognized in the consolidated statements of income or loss on the date of disposal.

Interest Costs Capitalized - Interest costs incurred in connection with borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized and depreciated as part of the asset’s total cost when the respective asset is placed into service. Interest costs capitalized for the years ended December 31, 2020 and 2019, were $0.9 million and $0.7 million, respectively.

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

75 | Page

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

Long-term Investments – The Company’s long-term investments include investments in corporations and investments in limited partnerships. Investments in corporations which the Company has the ability to exert significant influence are accounted for using the equity method. Investments in limited partnerships which the Company has more than virtually no influence are accounted for using the equity method. The limited partnerships accounted for its investments at fair value that were classified under Level 1 for their investees whose shares were listed and actively traded on stock exchange, or Level 3 for the investees that were private companies, in the fair value hierarchy. The fair value of the limited partnerships’ Level 3 investments were determined using valuation techniques based on market approach or income approach with unobservable inputs, which required significant judgment made by management with respect to the assumptions and estimates for revenue growth rate, discount rate, price-to-earnings ratio, price-to-book ratio, lack of marketability discounts, and expected volatility. Such fair value of the limited partnerships’ Level 3 investments was reflected in the equity in earnings of affiliated companies of the consolidated statements of income or loss and the carrying amount of the Company’s long-term investments under the equity method accounting.

The Company continually reviews its investment to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry-specific or investee-specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. There were no impairment losses for its long-term investment in the years ended December 31, 2020 and 2019.

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

76 | Page

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

Customer Deposits

As of December 31, 2020 and 2019, the Company has customer deposits of $1.5 million and $1.3 million, respectively. During the year ended December 31, 2020, $3.1 million was received and $2.9 million (including $1.3 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the year ended December 31, 2019, $2.0 million was received and $1.5 million (including $0.8 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

Practical Expedient and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

77 | Page

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

Uncertain Tax Positions - In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2020 and 2019, the Company has no uncertain tax positions.

Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the years ended December 31, 2020 and 2019, the warranties activities were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2020	2019
Balance at the beginning of year	$32,907	$31,085
Additions during the year	17,801	18,991
Settlement within the year	(16,859)	(16,670)
Foreign currency translation loss/(gain)	2,366	(499)
Balance at end of year	$36,215	$32,907

Pension - Most of the operations and employees of the Company are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately at a total of 30% and 34% of base salary for the years ended December 31, 2020 and 2019, respectively. Base salary levels are the average salary determined by the local governments. For employees in overseas countries (mainly U.S. and Brazil), the Company records pension costs and various employment benefits in accordance with the relevant overseas social security regulations, which is approximately at a total of 26% and 28% of base salary for the years ended December 31, 2020 and 2019, respectively.

78 | Page

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.

In 2020, the Company’s five largest customers accounted for 47.1% of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (i.e., 23.6% of consolidated sales, which comprised a total of $98.5 million in sales included in the Hubei Henglong segment (Note 26)).

In 2019, the Company’s five largest customers accounted for 47.4% of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (i.e., 22.7% of consolidated sales, which comprised a total of $97.8 million in sales included in the Hubei Henglong segment (Note 26)).

At December 31, 2020 and 2019, approximately 9.4% and 6.2% of accounts receivable were from trade transactions with the aforementioned customer (accounting for more than 10% of consolidated sales).

The Company performs ongoing credit evaluations with respect to the financial condition of its debtors, but does not require collateral. It records a provision for doubtful accounts to cover probable credit losses. Management reviews and adjusts this allowance periodically based on historical experience, current economic conditions, supportable forecasts of future economic conditions and other factors for evaluation of the collectability of outstanding accounts receivable.

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

79 | Page

Research and Development Costs - Research and development costs are expensed as incurred.

Advertising, Shipping and Handling Costs – Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Shipping and handling costs relating to sales of $5.8 million and $5.8 million were included in selling expenses for the years ended December 31, 2020 and 2019, respectively.

Leases - The Company adopted ASU 2016-02, Leases, and other related ASUs (collectively, “ASC 842”) on January 1, 2019, using the modified retrospective method of adoption. The Company elected the transition method, which allows entities to initially apply the requirements of ASC 842 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of electing this transition method, prior periods have not been restated. There is no material impact on the balance of retained earnings, right of use assets or associated lease liabilities as of January 1, 2019 as a result of the adoption of ASC 842. The Company elected the package of practical expedients permitted under the transition guidance within ASC 842, which includes not reassessing lease classification of existing leases. The Company did not elect the hindsight practical expedient. The Company determines if an arrangement is a lease upon inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used. The Company’s major plants and buildings are self-owned and limited temporary small offices were rented. For leases with a term of 12 months or less, the Company makes an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is the Company’s incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on the lease term and the economic environment of the applicable country or region. The discount rate used by the Company for its operating lease was 4.49%. As of December 31, 2020, the weighted average remaining lease term was 2 years. The Company did not have finance lease arrangements as of December 31, 2020.

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

80 | Page

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

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2020 and 2019, the Company did not have any fair value assets and liabilities classified as Level 1. As at December 31, 2020 and 2019, marketable securities with amounts of $0.2 million and nil, respectively, were classified as Level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2020 and 2019, the Company did not have any fair value assets and liabilities classified as Level 2.

Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). As at December 31, 2020 and 2019, wealth management financial products with amounts of $9.9 million and $5.8 million, respectively, were classified as Level 3.

The Company’s financial instruments consist principally of cash and cash equivalents, pledged cash, time deposits, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses and bank loans. As of December 31, 2020 and 2019, the respective carrying values of all financial instruments approximated fair value because any changes in fair value, after considering the discount rate, are immaterial.

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

81 | Page

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

Certain Relationships and Related Transactions

The following are the related parties of the Company. The Company or the major shareholders of the Company directly or indirectly have interests in these related parties:

•	Jingzhou Henglong Fulida Textile Co., Ltd., “ Fulida ”
•	Xiamen Joylon Co., Ltd., “ Xiamen Joylon ”
•	Shanghai Tianxiang Automotive Parts Co., Ltd., “ Shanghai Tianxiang ”
•	Shanghai Jinjie Industrial & Trading Co., Ltd., “ Shanghai Jinjie ”
•	Jiangling Tongchuang Machining Co., Ltd., “ Jiangling Tongchuang ”
•	Shanghai Hongxi Investment Inc, “ Hongxi ”
•	Hubei Wiselink Equipment Manufacturing Co., Ltd., “ Hubei Wiselink ”
•	Jingzhou Derun Agricultural S&T Development Co., Ltd., “ Jingzhou Derun ”
•	Jingzhou Tongying Alloys Materials Co., Ltd., “ Jingzhou Tongying ”
•	Wuhan Dida Information S&T Development Co., Ltd., “ Wuhan Dida ”
•	Hubei Wanlong Investment Co., Ltd., “ Hubei Wanlong ”
•	Jingzhou Yude Machining Co., Ltd., “ Jingzhou Yude ”
•	Wiselink Holdings Limited, “ Wiselink ”
•	Beijing Hainachuan HengLong Automotive Steering System Co., Ltd., “ Beijing Henglong ”
•	Honghu Changrun Automotive Parts Co., Ltd., “ Honghu Changrun ”
•	Jingzhou Henglong Real Estate Co., Ltd., “ Henglong Real Estate ”
•	Xiamen Joylon Automotive Parts Co., Ltd., “Xiamen Automotive Parts ”
•	Jingzhou Jiulong Machinery and Electronic Trading Co., Ltd., “ Jiulong Machinery ”
•	Wuhan Tongkai Automobile Motor Co., Ltd., “ Wuhan Tongkai ”
•	Jingzhou Natural Astaxanthin Inc, “Jingzhou Astaxanthin”
•	Hubei Asta Biotech Inc., “Hubei Asta”
•	Shanghai Yifu Automotive Electronics Technology Co., Ltd., “Shanghai Yifu”
•	Suzhou Qingyan Venture Capital Fund L.P., “Suzhou Qingyan”

82 | Page

•	Chongqing Qingyan Venture Capital Fund L.P., “Chongqing Qingyan”
•	Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”
•	Hubei Hongrun Intelligent System Co.,Ltd., “Hubei Hongrun”
•	Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”
•	Hubei Zhirong Automobile Technology Co., Ltd., “Hubei Zhirong”
•	Hubei Tongrun Automotive Parts Industry Development Co., Ltd., “Hubei Tongrun”
•	Hubei Qingyan Venture Capital Fund L.P, “Hubei Qingyan”
•	Hubei Henglongtianyu Pipe system Co.,Ltd., “Henglong Tianyu”
•	Wuhan Ewinlink Intelligent System Co., Ltd., “Ewinlink”
•	Hubei HLTW Automotive Lightweight Co.,Ltd., “Hubei HLTW”

Principal policies of the Company in connection with transactions with related parties are as follows:

Products Sold to Related Parties – The Company sold products to related parties at fair market prices and granted them credit of three to four months. These transactions were consummated under similar terms as the Company's other customers.

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

Recent Accounting Pronouncements

In August 2018, the FASB released ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The provisions of ASU 2018-13 are to be applied using a prospective or retrospective approach, depending on the amendment, and are effective for interim periods and fiscal years beginning after October 1, 2020, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

83 | Page

In January 2020, the FASB issued Accounting Standards Update No. 2020-01, Investments— Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments clarified that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarified that for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for applying U.S. GAAP on contract modifications and hedge accounting to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. These optional expedients and exceptions provided in ASU 2020-04 are effective for the Company as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact.

3.	Accounts and Notes Receivable

The Company’s accounts receivable at December 31, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	December 31,
	2020	2019
Accounts receivable - unrelated parties	$141,018	$141,423
Notes receivable - unrelated parties (1)	85,354	72,797
Total accounts and notes receivable - unrelated parties	226,372	214,220
Less: allowance for doubtful accounts - unrelated parties	(9,853)	(2,379)
Accounts and notes receivable, net - unrelated parties	216,519	211,841
Accounts and notes receivable - related parties	17,622	21,164
Less: allowance for doubtful accounts - related parties	(1)	-
Accounts and notes receivable, net - related parties	17,621	21,164
Accounts and notes receivable, net	$234,140	$233,005

(1)	Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

As of December 31, 2020 and 2019, the Company pledged its notes receivable in amounts of $8.2 million and $9.7 million, respectively, as collateral for the government loans (See Note 10).

As of December 31, 2020 and 2019, the Company pledged its accounts and notes receivable in amounts of $5.5 million and $7.4 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholder upon maturity (See Note 11).

84 | Page

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2020 and 2019, is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$2,379	$1,993
Cumulative effect of the adoption of ASC Topic 326	1,049	-
Amounts provided for during the year (1)	6,278	586
Amounts reversed of collection during the year	(94)	(167)
Foreign currency translation	242	(33)
Balance at end of year	$9,854	$2,379

(1)	In November 2020, Intermediate People's Court of Shenyang, Liaoning province, China accepted the bankruptcy reorganization application of one of the Company’s customers. As of December 31, 2020, the Company had accounts and notes receivable with a total amount of $6.4 million due from this customer and its subsidiaries, which receivables the Company considered in significant doubt of collectability. As a result, the Company provided full allowance for these receivables.

4.	Advance Payments and Others

The Company’s advance payments and others as of December 31, 2020 and 2019, consisted of the following:

	Year Ended December 31,
	2020	2019
Prepayments for purchase of raw materials	$5,993	$4,283
Input VAT	4,233	5,554
Prepayment for share repurchase program	2,138	148
Prepaid income tax	1,486	1,588
Employee advances	564	944
Others	637	698
Total advance payments and others	15,051	13,215
Less: Allowance for doubtful accounts	(58)	(73)
Advance payments and others, net	$14,993	$13,142

5.	Inventories

The Company’s inventories at December 31, 2020 and 2019, consisted of the following (figures are in thousands of USD):

	December 31,
	2020	2019
Raw materials	$24,367	$21,464
Work in process	10,098	9,469
Finished goods	53,860	51,998
Balance at end of year	$88,325	$82,931

The Company recorded $5.0 million and $3.9 million of inventory write-down to cost of product sold for the years ended December 31, 2020 and 2019, respectively.

85 | Page

6. Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	December 31,
	2020	2019
Costs:
Buildings	$61,035	$51,771
Machinery and equipment	233,273	199,592
Electronic equipment	6,491	5,799
Motor vehicles	5,064	5,229
Construction in progress	20,813	33,063

	326,676	295,454
Less: Accumulated depreciation	(185,672)	(154,973)
Balance at end of year	$141,004	$140,481

Depreciation charges for the years ended December 31, 2020 and 2019, were $21.4 million and $17.5 million, respectively.

As of December 31, 2020 and 2019, the Company pledged property, plant and equipment with net book value of approximately $66.1 million and $50.9 million, respectively, as security for its comprehensive credit facilities with banks in China.

7. Intangible Assets

The Company’s intangible assets at December 31, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	December 31,
	2020	2019
Costs:
Patent technology	$2,215	$2,040
Management software license	3,564	2,639
Total intangible assets - at cost	5,779	4,679
Less: Accumulated amortization	(4,049)	(3,327)
Balance at end of year, net	$1,730	$1,352

Amortization expenses were $0.5 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively.

	Estimated Amortization Expenses
	2021	2022	2023	2024	2025
Amortization expenses	$508	$467	$425	$179	$65

86 | Page

8. Long-term Investments

The Company’s long-term investments at December 31, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	December 31,
	2020	2019
Limited Partnerships:
Chongqing Venture Fund (1)	$20,230	$15,085
Hubei Venture Fund (2)	14,473	8,730
Suzhou Venture Fund (3)	7,740	9,141
Subtotal - Investments in limited partnerships	42,443	32,956
Corporations:
Beijing Henglong (4)	5,241	4,630
Henglong Tianyu (5)	1,070	1,122
Chongqing Jinghua (6)	599	523
Jiangsu Intelligent (7)	413	411
Subtotal - Investments in corporations	7,323	6,686
Total	$49,766	$39,642

87 | Page

(1)	In May 2016, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Chongqing Venture Fund”. As of December 31, 2020, Hubei Henglong has made investments of RMB 100.0 million, equivalent to approximately $14.5 million, representing 18.5% of Chongqing Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. During the year ended December 31, 2020, Chongqing Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received RMB 12.3 million, equivalent to approximately $1.9 million, recorded as a reduction of the investment’s carrying value. As of December 31, 2020 and 2019, the Company had $20.2 million and $15.1 million, respectively, of net equity in Chongqing Venture Fund.

(2)	In March 2018, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Hubei Venture Fund”. As of December 31, 2020, Hubei Henglong has made investments of RMB 98.5 million, equivalent to approximately $15.1 million, representing 32.8% of Hubei Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Hubei Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. During the year ended December 31, 2020, the Company made equity investments of RMB 37.7 million, equivalent to approximately $5.4 million, in the Hubei Venture Fund. As of December 31, 2020 and 2019, the Company had $14.5 million and $8.7 million, respectively, of net equity in the Hubei Venture Fund.

(3)	In September 2014, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Suzhou Venture Fund”. Hubei Henglong has made investments of RMB 50.0 million, equivalent to approximately $7.6 million, representing 12.5% of the Suzhou Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. During the year ended December 31, 2020, the Suzhou Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received RMB 9.8 million, equivalent to approximately $1.5 million, recorded as a reduction of the investment’s carrying value. As of December 31, 2020 and 2019, the Company had $7.7 million and $9.1 million, respectively, of net equity in the Suzhou Venture Fund.

(4)	In January 2010, the Company invested $3.1 million to establish a joint venture company, Beijing Henglong, with Beijing Hainachuan Automotive Parts Co., Ltd., “Hainachuan”. The Company owns 50% equity in Beijing Henglong and can exercise significant influence over Beijing Henglong’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2020 and 2019, the Company had $5.2 million and $4.6 million, respectively, of net equity in Beijing Henglong.

(5)	In June 2019, the Company invested RMB 8.0 million, equivalent to approximately $1.2 million, to establish an associate company, “Henglong Tianyu”, with Jingzhou Tianyu Auto Parts Co., Ltd. The Company owns 40% of the equity in Henglong Tianyu, and can exercise significant influence over Henglong Tianyu’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2020 and 2019, the Company had $1.1 million and $1.1 million, respectively, of net equity in Henglong Tianyu.

88 | Page

(6)	In October 2016, Hubei Henglong invested RMB 3.0 million, equivalent to approximately $0.5 million, to establish an associate company, Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”, with five other parties. The Company owns 18.8% of the equity in Chongqing Jinghua and can exercise significant influence over Chongqing Jinghua’s operating and financial policies. The investment is accounted for using the equity method. As of December 31, 2020 and 2019, the Company had $0.6 million and $0.5 million, respectively, of net equity in Chongqing Jinghua.

(7)	In April 2019, Hubei Henglong entered into an agreement with other parties and committed to contribute RMB 5.0 million, equivalent to approximately $0.7 million, to Jiangsu Intelligent Networking Automotive Innovation Center Co. Ltd., “Jiangsu Intelligent”, representing 19.2% of Jiangsu Intelligent’s equity. Hubei Henglong can exercise significant influence over Jiangsu Intelligent’s operational and financial policies. The investment is accounted for using the equity method. As of December 31, 2020, Hubei Henglong has made a capital contribution of RMB 3.0 million, equivalent to approximately $0.4 million. As of December 31, 2020 and 2019, the Company had $0.4 million and $0.4 million, respectively, of net equity in Jiangsu Intelligent.

The Company’s consolidated statements of income or loss and comprehensive income included equity in earnings of affiliated companies of $4.1 million and $1.4 million for the years ended December 31, 2020 and 2019, respectively.

The Company summarizes the condensed financial information of the Company’s equity method investments as a group below (figures are in thousands of USD):

	December 31,
	2020	2019
Revenue	$59,912	$51,399
Gross profit	30,134	7,732
Income from continuing operations	28,012	4,218
Net income	$28,968	$5,576

9. Deferred Income Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31, 2020 and 2019, were as follows (figures are in thousands of USD):

	December 31,
	2020	2019
Losses carryforward (U.S.) (1)	$2,727	$2,816
Losses carryforward (Non-U.S.) (1)	12,491	8,702
Product warranties and other reserves	7,930	5,907
Property, plant and equipment	5,246	4,589
Share-based compensation	18	62
Bonus accrual	567	150
Other accruals	1,453	1,547
Deductible temporary difference related to revenue recognition	1,551	1,476
Others	2,350	2,250
Total deferred tax assets	34,333	27,499
Less: Valuation allowance (1) (2)	(18,155)	(10,630)
Total deferred tax assets, net of valuation allowance	16,178	16,869

Deferred withholding tax for dividend distribution from PRC subsidiaries (Note 21)	4,280	4,253
Other taxable temporary differences	2,332	1,578
Total deferred tax liabilities	$6,612	$5,831

89 | Page

(1)	The net operating loss carry-forwards for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These carry-forwards will not expire if not utilized, and the Company may carry the losses forward indefinitely. Net operating losses for China entities can be carried forward for 5 years to offset taxable income except for entities that qualify as a High & New Technology Enterprise, for which the net operating loss can be carried forward for 10 years. However, as of December 31, 2020, valuation allowance was $18.2 million, including $2.7 million allowance for the Company’s deferred tax assets in the United States and $15.5 million allowance for the Company’s non-U.S. deferred tax assets primarily in China. Based on the Company’s current operations, management believes that all deferred tax assets in the United States and certain deferred tax assets in non-U.S. regions are not likely to be realized in the future.

(2)	As of December 31, 2020, the Company had net operating tax loss carry-forwards amounting to $15.5 million which will expire from 2021 to 2030 if not used. Pursuant to a public announcement issued by the PRC State Administration of Taxation in August 2018, net operating losses of entities not qualified as “High & New Technology Enterprise” will expire between 2021 and 2025 if not utilized and those of entities qualified as “High & New Technology Enterprise” will expire in 2030.

The deferred tax assets and liabilities are classified in the consolidated balance sheets as follows (figures are in thousands of USD):

	December 31,
	2020	2019
Deferred tax assets	$13,846	$15,291
Deferred tax liabilities	4,280	4,253

The activity in the Company’s valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2020	2019
Balance at beginning of year	$10,630	$7,642
Amounts provided for during the year	7,172	3,287
Amounts used during the year	(183)	(227)
Foreign currency translation	536	(72)
Balance at end of year	$18,155	$10,630

10. Bank and Government Loans

Loans consist of the following as of December 31, 2020 and 2019 (figures are in thousands of USD):

	December 31,
	2020	2019
Short-term bank loans (1)	$36,575	$44,199
Short-term government loan (2)	-	2,150
Current portion of long-term government loan (3) (4)	7,663	287
Subtotal	44,238	46,636
Long-term government loan (3)	7,663	7,454
Less: Current portion of long-term government loan (3) (4)	(7,663)	(287)
Subtotal	-	7,167
Total bank and government loans	$44,238	$53,803

90 | Page

(1)	The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $172.7 million and $182.7 million, respectively, as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the Company has drawn down loans with an aggregate amount of $36.6 million and $44.2 million, respectively. The weighted average interest rate was 3.7% and 4.2%, respectively.

(2)	On December 26, 2019, the Company borrowed from the local government a loan of RMB 15.0 million, equivalent to approximately $2.2 million, with an interest rate of 3.48% per annum, which was due for repayment on December 25, 2020. Henglong pledged RMB 15.8 million, equivalent to approximately $2.3 million, of notes receivable as collateral for the local government loan (See Note 3). The government loan was repaid on December 25, 2020.

(3)	On August 7 and September 3, 2019, the Company borrowed from the local government loans of RMB 20.0 million and RMB 30.0 million, equivalent to approximately $3.1 million and $4.6 million, respectively. These loans are due for repayment on June 30, 2021 and have an interest rate of 3.80% per annum. As of December 31, 2020 and 2019, Henglong pledged RMB 53.5 million, equivalent to approximately $8.2 million, and RMB 51.9 million, equivalent to $7.4 million, of notes receivable as collateral for the local government loans (See Note 3).

(4)

On November 13, 2017, the Company borrowed from the local government a loan of RMB 2.0 million, equivalent to approximately $0.3 million, with an interest rate of 4.75% per annum, which was due for repayment on November 12, 2020.

In January 2020, the Company received a notice from the government that the loan was reclassified as government subsidy. As a result, repayment of this loan was no longer required. The Company reduced the loan balance and recorded it as other income in the consolidated statements of operations for the year ended December 31, 2020.

The Company must use the loans for the purpose specified in the borrowing agreement. If it fails to do so, it may be charged penalty interest or triggered early repayment. The Company complied with such financial covenants as of December 31, 2020.

11. Accounts and Notes Payable

The Company’s accounts and notes payable at December 31, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	December 31,
	2020	2019
Accounts payable - unrelated parties	$132,349	$110,246
Notes payable - unrelated parties (1)	80,173	69,929
Accounts and notes payable - unrelated parties	212,522	180,175
Accounts and notes payable - related parties	12,730	6,492
Balance at end of year	$225,252	$186,667

(1)	Notes payable represent payables in the form of notes issued by the bank. As of December 31, 2020 and 2019, the Company has pledged cash of $30.8 million and $29.7 million, respectively. As of December 31, 2020 and 2019, the Company has pledged accounts and notes receivable of $5.5 million and $7.4 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholder upon maturity The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of December 31, 2020 and 2019, the Company has used $43.9 million and $37.8 million, respectively, for issuing bank notes.

91 | Page

12. Accrued Expenses and Other Payables

The Company’s accrued expenses and other payables at December 31, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	December 31,
	2020	2019
Accrued expenses	$8,627	$6,306
Warranty reserves (See Note 2)	36,215	32,907
Payables for overseas transportation and custom clearance	3,278	564
Dividends payable to holders of non-controlling interests	460	-
Current portion of other long-term payable (See Note 14)	4,131	3,593
Accrued interest	646	104
Other payables	2,250	1,867
Balance at end of year	$55,607	$45,341

13. Taxes Payable

The Company’s taxes payable at December 31, 2020 and 2019, are summarized as follows (figures are in thousands of USD):

	December 31,
	2020	2019
Value-added tax payable	$5,078	$4,357
Tariffs payable	3,870	3,630
Long-term taxes payable - current portion (1)	2,809	2,810
Income tax payable	133	160
Other tax payable (1)	1,259	536
Short-term taxes payable	$13,149	$11,493

	December 31,
	2020	2019
Long-term taxes payable	$26,693	$29,503
Less: Long-term taxes payable - current portion (1)	(2,809)	(2,810)
Long-term taxes payable (1)	$23,884	$26,693

(1)	A one-time transition tax of $35.6 million was recognized in the three months ended December 31, 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. During the years ended December 31, 2020 and 2019, $2.8 million and $2.8 million, respectively, were paid by the Company. See Note 21 for more details about the U.S. Tax Reform.

14. Other Long-term Payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was $13.1 million and the sales price was $14.3 million. Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over 4 years with a quarterly lease payment of approximately $1.0 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction was accounted for as a financing transaction by the Company. As of December 31, 2020 and 2019, $4.1 million and $3.6 million, respectively, was recognized as other payable (See Note 12); and $1.1 million and $4.9 million, respectively, was recognized as other long-term payable to the buyer-lessor. For the years ended December 31, 2020 and 2019, the Company recorded $0.5 million and $0.8 million, respectively, of interest expense related to the lease back transaction.

92 | Page

15. Redeemable non-controlling interests

In September 2020, one of the Company’s subsidiaries issued shares to Hubei Venture Fund amounting to $0.7 million. The shares will be transferred to the Company and the other shareholder of the subsidiary on pro rata basis at the holder’s option if the subsidiary fails to complete a qualified IPO in a pre-agreed period of time after their issuance with a transfer price of par plus 6% per year. $0.5 million of the shares are subject to purchase by the Company and are therefore accounted for as redeemable non-controlling interests in mezzanine equity and are accreted to the redemption value over the period starting from the issuance date.

For the year ended December 31, 2020, the Company recognized accretion of $0.009 million to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

16. Stock Options

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005, and extended to June 27, 2025 at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 636,350 stock options under this plan as of December 31, 2020.

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management in December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the options were exercisable immediately on the grant dates. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2020, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

No stock options were granted in 2020 and 2019.

93 | Page

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2019	135,000	$5.66	5
Expired	(105,000)	5.85	5
Outstanding - December 31, 2019	30,000	$4.99	5
Expired	(7,500)	5.58	5
Outstanding - December 31, 2020	22,500	$4.79	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2020:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$2.00 - $10.00	22,500	1.82	$4.79	22,500

As of December 31, 2020 and 2019, the total intrinsic value of the Company’s stock options that were exercisable both were nil.

During the years ended December 31, 2020 and 2019, no stock options were exercised.

During the years ended December 31, 2020 and 2019, no stock options were granted.

17. Retained Earnings

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the years ended December 31, 2020 and 2019, the subsidiaries in China appropriated statutory reserves of $0.04 million and $0.2 million, respectively.

18.  Treasury Stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through December 4, 2019. The Board of Directors of the Company approved the extension of such program to December 4, 2020. On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021. For the years ended December 31, 2020 and 2019, the Company repurchased 322,269 and 452,559 shares of the Company for aggregate cash consideration of $1.0 million and $1.3 million, respectively, on the open market.

94 | Page

The repurchased shares are not cancelled and are presented as “treasury stock” on the balance sheet.

19.  Other Income, Net

During the years ended December 31, 2020 and 2019, the Company recorded other income which is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2020	2019
Government subsidy	$2,820	$2,094
Penalties income	140	449
Charity donation	(1,136)	(717)
Investment income	614	131
Total other income, net	$2,438	$1,957

20. Financial (Expense)/Income, net

During the years ended December 31, 2020 and 2019, the Company recorded financial income which is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2020	2019
Interest income	$1,662	$2,087
Foreign exchange (loss)/gain, net	(6,284)	752
Bank fees	(275)	(383)
Total financial (expense)/income, net	$(4,897)	$2,456

21. Income Taxes

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

95 | Page

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of December 31, 2020 and 2019, the Company has recognized deferred tax liabilities of $4.3 million and $4.3 million for the undistributed profits of $43.1 million and $42.9 million, respectively, which are expected to be distributed to Genesis in the future. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries indefinitely. As of December 31, 2020 and 2019, the Company still has undistributed earnings of approximately $333.8 million and $309.5 million, respectively, from investment in the PRC subsidiaries that are considered indefinitely reinvested. Had the undistributed earnings been distributed to Genesis and not indefinitely reinvested, the tax provision as of December 31, 2020 and 2019, of approximately $33.4 million and $30.9 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

In 2017, Henglong, Jiulong, Hubei Henglong and Wuhu were granted the title of “High & New Technology Enterprise”, and based on the PRC income tax law, they were subject to enterprise income tax at a rate of 15% from 2017 to 2019. The Companies passed the reassessment of “High & New Technology Enterprise” in 2020. Therefore, they are subject to enterprise income tax at a rate of 15% from 2020 to 2022.

In 2019, Shenyang and Jielong were granted the title of “High & New Technology Enterprise”, and based on the PRC income tax law, they are subject to enterprise income tax at a rate of 15% from 2019 to 2021.

In 2017, Chuguanjie was granted the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2017 to 2019. It passed the reassessment of “High & New Technology Enterprise” in 2020. Therefore, it is subject to enterprise income tax at a rate of 15% from 2020 to 2022.

In 2018, Chongqing was granted the title of “High & New Technology Enterprise” and, based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2018 to 2020. The Company estimated the applied tax rate in 2021 to be 15% as it is probable that it will pass the re-assessment in 2021 and continue to qualify as “High & New Technology Enterprise”.

According to the New CIT, Shanghai Henglong, Testing Center, Henglong KYB, Wuhan Hyoseong, Changchun Hualong and Wuhu Hongrun are subject to income tax at a rate of 25%.

96 | Page

Brazil Corporate Income Tax

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over BRL 0.24 million, equivalent to approximately $0.05 million. The Company had no assessable income in Brazil for the years ended December 31, 2020 and 2019.

Hong Kong Corporate Income Tax

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the years ended December 31, 2020 and 2019.

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

One-Time Transition Tax Related to U.S. Tax Reform

In 2017, the Company recognized a one-time transition tax of $35.6 million that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. According to the 2017 U.S. federal income tax return of the Company filed in October 2018, the one-time transition tax was updated to $35.1 million. The Company made a true-up adjustment of $0.5 million in 2018.

97 | Page

The provision for income taxes was calculated as follows (figures are in thousands of USD):

	Year Ended December 31,
	2020	2019
Tax rate	21%	21%
Income before income taxes	$(12,200)	$7,565
Income tax at federal statutory tax rate	(2,562)	1,589
Tax benefit of super deduction of R&D expense (1)	(3,605)	(3,688)
Effect of differences in foreign tax rate	555	(572)
Change in provision on valuation allowance for deferred income tax - U.S.	(133)	(275)
Change in provision on valuation allowance for deferred income tax - Non-U.S.	7,659	3,261
Other differences	249	271
Total income tax expense	$2,163	$586

(1)	According to a policy promulgated by the State Tax Bureau of the PRC and effective from 2008 onwards, enterprises engaged in research and development activities are entitled to claim an additional tax deduction amounting to 50% of their research and development expenses in determining their taxable income for the year. The additional tax deduction amount of the research and development expenses has been increased from 50% to 75%, effective from 2018, according to a new tax incentives policy promulgated by the State Tax Bureau of the PRC in September 2018. The research and development expenses of the Company are subject to a 75% super-deduction for the income tax.

The combined effects of the income tax exemption and reduction available to the Company are as follows (figures are in thousands of USD unless otherwise indicated):

	Year Ended December 31,
	2020	2019
Tax holiday effect	$(555)	$572
Basic net income per share effect	(0.02)	0.02
Diluted net income per share effect	(0.02)	0.02

The Company is subject to examination in the United States and China. The Company's tax years for 2016 through 2020 are still open for examination in China. The Company's tax years for 2011 through 2020 are still open for examination in the United States.

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2020 and 2019.

22. (Loss)/ Income Per Share

Basic net income per share is computed using the weighted average number of the common shares outstanding during the year.

For diluted income per share, the Company uses the treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options.

98 | Page

The calculations of basic and diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2020	2019
Numerator:
Net (loss)/income attributable to the parent company’s common shareholders - Basic and Diluted	$(4,980)	9,962
Denominator:
Weighted average ordinary shares outstanding - Basic	31,077,196	31,456,828
Dilutive effects of stock options	-	2,098
Denominator for dilutive income per share - Diluted	31,077,196	31,458,926
Net (loss)/income per share attributable to the parent company’s common shareholders
Basic	(0.16)	0.32
Diluted	(0.16)	0.32

For the year ended December 31, 2020, assumed conversion of the stock options has not been reflected in the dilutive calculation pursuant to ASC 260, “Earnings Per Share,” due to the anti-dilutive effect as a result of the Company’s net loss. The effects of all outstanding share options with common share equivalents of 1,256 shares have been excluded from the calculation of the diluted loss per share for the year ended December 31, 2020 due to their anti-dilutive effect.

For the year ended December 31, 2019, the exercise prices for 22,500 shares of outstanding stock options were above the weighted average market price of the Company’s common stock during the year ended December 31, 2019, and these stock options were excluded from the calculation of the diluted income per share for the year ended December 31, 2019.

23. Significant Concentrations

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

99 | Page

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

24. Related Party Transactions

Related party transactions during the years ended December 31, 2020 and 2019, are as shown below (figures are in thousands of USD):

Merchandise Sold to Related Parties

	Year Ended December 31,
	2020	2019
Hubei Hongrun	$24,792	$4,021
Beijing Henglong	24,672	41,762
Xiamen Automotive Parts	3,274	4,337
Other related parties	484	620
Total	$53,222	$50,740

Rental Income Obtained from Related Parties

	Year Ended December 31,
	2020	2019
Wuhan Tongkai	$193	$166
Jingzhou Tongying	101	173
Hubei Hongrun	100	-
Hubei ASTA	21	40
Other related parties	8	4
Total	$423	$383

100 | Page

Materials Sold to Related Parties

	Year Ended December 31,
	2020	2019
Jiangling Tongchuang	$483	$18
Jingzhou Tongying	426	566
Honghu Changrun	362	577
Jingzhou Yude	306	313
Hubei Hongrun	180	-
Beijing Henglong	1	39
Other related parties	5	135
Total	$1,763	$1,648

Materials Purchased from Related Parties

	Year Ended December 31,
	2020	2019
Jingzhou Tongying	$8,677	$7,496
Jiangling Tongchuang	6,943	7,039
Wuhan Tongkai	5,791	6,782
Honghu Changrun	1,868	1,751
Hubei Wiselink	328	424
Other related parties	272	322
Total	$23,879	$23,814

Technology and Services Provided by Related Parties (recorded in R&D Expenses)

	Year Ended December 31,
	2020	2019
Jingzhou Derun	$26	$27
Other related parties	-	1
Total	$26	$28

Property, Plant and Equipment Purchased from Related Parties

	Year Ended December 31,
	2020	2019
Hubei Wiselink	$1,371	$5,238
Ewinlink	499	1,052
Honghu Changrun	59	-
Total	$1,929	$6,290

Loan transaction to a related party

	Year Ended December 31,
	2020	2019
Related party loan	$151	$-

As of December 31, 2020 and 2019, accounts receivable, accounts payable and advance payments between the Company and related parties are as shown below (figures are in thousands of USD):

101 | Page

Accounts and Notes Receivable from Related Parties

	December 31,
	2020	2019
Beijing Henglong	$9,630	$14,743
Hubei Hongrun	4,054	1,786
Xiamen Automotive Parts	1,565	1,957
Jingzhou Yude	1,283	1,450
Xiamen Joylon	870	1,110
Other related parties	220	118
Total accounts and notes receivable - related parties	17,622	21,164
Less: allowance for doubtful accounts - related parties	(1)	-
Accounts and notes receivable, net - related parties	$17,621	$21,164

Accounts and Notes Payable to Related Parties

	December 31,
	2020	2019
Wuhan Tongkai	$4,523	$1,586
Hubei Wiselink	2,779	1,538
Jingzhou Tongying	2,628	1,672
Henglong Tianyu	1,673	782
Honghu Changrun	609	208
Jiangling Tongchuang	506	661
Other related parties	12	45
Total	$12,730	$6,492

Advance Payments for Property, Plant and Equipment to Related Parties

	December 31,
	2020	2019
Hubei Wiselink	$2,187	$1,283
Henglong Real Estate	1,097	1,028
Total	$3,284	$2,311

Other Advance Payments and Others to Related Parties

	December 31,
	2020	2019
Honghu Changrun	$238	$662
Hongxi	153	-
Hubei ASTA	80	53
Hubei Hongrun	19	68
Ewinlink	9	160
Henglong Tianyu	2	139
Wuhan Tongkai	1	69
Other related parties	20	65
Total	$522	$1,216

As of March 30, 2021, the date the Company issued the financial statements, Hanlin Chen, Chairman, owns 57.9% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

102 | Page

25. Commitments and Contingencies

a.	Legal proceedings

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. As of November 2020, the Company reached a settlement to resolve the lawsuit for a sum of $55,998. The Company did not admit any liability in reaching the settlement. On February 5, 2021, the Court of Chancery conducted a hearing to confirm the settlement of the stockholder derivative action. The Court entered a Final Order and Judgment approving the settlement. The Court further ordered that the plaintiffs’ application for an award of attorneys’ fees and reimbursement of litigation expenses be reduced from $100,000 to $30,000.

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

In addition to bank loans, notes payables and the related interest, the following table summarizes the Company’s non-cancelable commitments and contingencies as of December 31, 2020 (figures are in thousands of USD):

	Payment Obligations by Period
	2021	2022	2023	Thereafter	Total
Obligations for investment contracts (1)	$2,697	$-	$-	$-	$2,697
Obligations for purchasing and services	21,047	1,240	-	-	22,287
Total	$23,744	$1,240	$-	$-	$24,984

(1)	In April 2019, Hubei Henglong entered into an agreement with other parties and committed to contribute RMB 5.0 million, equivalent to approximately $0.7 million, to Jiangsu Intelligent Networking Automotive Innovation Center Co. Ltd., “Jiangsu Intelligent”, representing 19.2% of Jiangsu Intelligent’s shares. As of December 31, 2020, Hubei Henglong has completed a capital contribution of RMB 3.0 million, equivalent to approximately $0.4 million. According to the agreement, the remaining capital commitment of RMB 2.0 million, equivalent to approximately $0.3 million, will be paid in 2021.

In November 2019, Hubei Henglong entered into an agreement with other parties and committed to purchase 70% of the shares of Hefei Senye Light Plastic Technology Co., Ltd. for total consideration of RMB 33.6 million, equivalent to approximately $4.8 million. As of December 31, 2020, Hubei Henglong has paid the amount of RMB 18.0 million, equivalent to approximately $2.6 million, which was reported in other non-current assets as the transfer of shares had not been consummated. According to the agreement, of the remaining consideration of RMB 15.6 million, equivalent to approximately $2.4 million, will be paid in 2021.

103 | Page

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

As of December 31, 2020, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

As of December 31, 2019, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other nine sectors were engaged in the production and sale of sensor modular (USAI), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

The Company’s product sector information is as follows (figures are in thousands of USD):

	Net Sales		Net Income (Loss)
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Henglong	$157,715	$164,142	$(576)	$3,058
Jiulong	100,120	88,469	995	694
Shenyang	14,091	20,247	(6,985)	1,104
Wuhu	14,280	20,384	(800)	(1,059)
Hubei Henglong	115,991	121,719	9,836	8,801
Henglong KYB	52,659	70,952	(6,668)	(5,306)
Other Entities	61,202	64,619	(1,928)	3,588
Total Segments	516,058	550,532	(6,126)	10,880
Corporate	-	-	(2,693)	(2,262)
Eliminations	(98,422)	(119,105)	(1,452)	(233)
Total consolidated	$417,636	431,427	$(10,271)	$8,385

104 | Page

	Depreciation and Amortization		Capital Expenditures
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Henglong	$3,814	$3,620	$3,019	$15,500
Jiulong	2,980	2,916	1,898	1,663
Shenyang	652	605	188	627
Wuhu	556	670	87	1,506
Hubei Henglong	10,067	7,794	2,412	20,376
Henglong KYB	1,368	720	4,017	3,695
Other Entities	2,578	1,475	6,872	4,172
Total Segments	22,015	17,800	18,493	47,539
Corporate	42	52	-	-
Eliminations	-	-	(1,927)	(694)
Total consolidated	$22,057	$17,852	$16,566	$46,845

	Total Assets
	December 31,
	2020	2019
Henglong	$265,982	$278,266
Jiulong	90,161	82,506
Shenyang	25,827	34,275
Wuhu	20,055	22,394
Hubei Henglong	415,296	349,172
Henglong KYB	63,871	59,865
Other Entities	91,999	80,080
Total Segments	973,191	906,558
Corporate	71,880	75,185
Eliminations	(337,511)	(321,587)
Total consolidated	$707,560	$660,156

Financial information segregated by geographic region is as follows (figures are in thousands of USD):

	Net Sales (1)		Long-term assets
	Year Ended December 31,		December 31,
	2020	2019	2020		2019
Geographic region:
China	$294,739	$309,212	$165,043		$161,075
United States	114,889	115,810	771		756
Other foreign countries	8,008	6,405	746		727
Total consolidated	$417,636	$431,427	$166,560	(2)	$162,558	(2)

(1)	Revenue is attributed to each country based on location of customers.

(2)	Pursuant to ASC 280-10-50-41, the deferred tax assets of $13.7 million and $15.3 million and the intangible assets, net of $1.7 million and $1.4 million were excluded from long-term assets as of December 31, 2020 and 2019, respectively.

EXHIBIT INDEX

Exhibit
Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company's Form 10-SB filed on August 27, 2001)

3.1.1(i)	Certificate of Amendment of Certificate of Incorporation, filed May 19, 2003 (incorporated by reference to Exhibit 4.1.1 to the Company’s Registration Statement on Form S-3 (File No. 333-133331) filed on April 17, 2006)

3.1(ii)	Bylaws (incorporated by reference to Exhibit 3(ii) to the Company's Form 10-SB filed on August 27, 2001)

105 | Page

4.1	Description of the Company’s Securities*

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report filed on May 10, 2006)

10.2	Translation of the Equity Transfer Agreement dated March 31, 2008 in English (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 2, 2008)

10.3	English Translation of the Sino-Foreign Equity Joint Venture Contract dated January 24, 2010 between Great Genesis Holdings Limited and Beijing Hainachuan Auto Parts Co., Ltd. (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 2009 filed on March 25, 2010)

10.4	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report filed on August 13, 2014)

10.5	English translation of Joint Venture Contract, dated as of April 27, 2018, by and between Hubei Henglong Automotive System Group Co., Ltd. and KYB (China) Investment Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2018)

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 30, 2021, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;

(ii)	Consolidated Statements of Income or Loss;

(iii)	Consolidated Statements of Comprehensive Income or Loss;

(iv)	Consolidated Statements of Changes in Stockholders’ Equity;

(v)	Consolidated Statements of Cash Flows; and

(vi)	Related Notes.

*	Filed herewith.

106 | Page