Form 10-Q
period 2021-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2021-05-12
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes           ☐           No           ☒

As of May 12, 2021, the Company had 30,851,776 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Net product sales ($16,575 and $7,494 sold to related parties for the three months ended March 31, 2021 and 2020)	$130,341	$73,555
Cost of products sold ($8,214 and $3,134 purchased from related parties for the three months ended March 31, 2021 and 2020)	110,593	62,403
Gross profit	19,748	11,152
Gain on other sales	1,316	600
Less: Operating expenses
Selling expenses	5,609	2,118
General and administrative expenses	4,615	3,429
Research and development expenses	6,680	5,193
Total operating expenses	16,904	10,740
Income from operations	4,160	1,012
Other income, net	1,723	117
Interest expense	(343)	(365)
Financial expense, net	(239)	(531)
Income before income tax expenses and equity in loss of affiliated companies	5,301	233
Less: Income taxes expense	(641)	(514)
Less: Equity in loss of affiliated companies	(1,429)	(347)
Net income/(loss)	3,231	(628)
Less: Net income/(loss) attributable to non-controlling interests	18	(600)
Accretion to redemption value of redeemable non-controlling interests	(7)	-
Net income/(loss) attributable to parent company’s common shareholders	$3,206	$(28)
Comprehensive income:
Net income/(loss)	$3,231	$(628)
Other comprehensive income:
Foreign currency translation loss, net of tax	(2,271)	(4,961)
Comprehensive income/(loss)	960	(5,589)
Comprehensive loss attributable to non-controlling interests	(118)	(1,053)
Comprehensive income/(loss) attributable to parent company	$1,078	$(4,536)

Net income/(loss) attributable to parent company’s common shareholders per share -
Basic	$0.10	$-
Diluted	$0.10	$-

Weighted average number of common shares outstanding -
Basic	30,851,776	31,174,045
Diluted	30,857,736	31,174,045

Share-based compensation included in operating expense above is as follows:
General and administrative expenses	88	-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$90,374	$97,248
Pledged cash	31,663	30,813
Accounts and notes receivable, net - unrelated parties	217,372	216,519
Accounts and notes receivable - related parties	19,273	17,621
Inventories	89,638	88,325
Other current assets	30,963	25,132
Total current assets	479,283	475,658
Non-current assets:
Property, plant and equipment, net	138,542	141,004
Land use rights, net	10,626	10,774
Long-term investments	45,518	49,766
Other non-current assets	27,794	30,358
Total assets	$701,763	$707,560

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$46,193	$44,238
Accounts and notes payable - unrelated parties	212,925	212,522
Accounts and notes payable - related parties	10,984	12,730
Accrued expenses and other payables	51,458	55,607
Other current liabilities	27,216	29,387
Total current liabilities	348,776	354,484
Long-term liabilities:
Other long-term payable	35	1,126
Long-term tax payable	23,884	23,884
Other non-current liabilities	8,105	8,151
Total liabilities	$380,800	$387,645

Commitments and Contingencies (See Note 23)

Mezzanine equity:
Redeemable non-controlling interests	530	523

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued - 32,338,302 and 32,338,302 shares as of March 31, 2021 and December 31, 2020, respectively	$3	$3
Additional paid-in capital	64,361	64,273
Retained earnings-
Appropriated	11,303	11,303
Unappropriated	218,697	215,491
Accumulated other comprehensive income	15,285	17,413
Treasury stock - 1,486,526 and 1,486,526 shares as of March 31, 2021 and December 31, 2020, respectively	(5,261)	(5,261)
Total parent company stockholders' equity	304,388	303,222
Non-controlling interests	16,045	16,170
Total stockholders' equity	320,433	319,392
Total liabilities, mezzanine equity and stockholders' equity	$701,763	$707,560

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$3,231	$(628)
Adjustments to reconcile net income/(loss) from operations to net cash (used in)/provided by operating activities:
Share-based compensation	88	-
Depreciation and amortization	6,544	5,101
Reversal of credit losses	(177)	(1)
Deferred income taxes	(254)	(34)
Equity in loss of affiliated companies	1,429	347
Government subsidy reclassified from government loans	-	287
Loss on fixed assets disposals	9	52
(Increase)/decrease in:
Accounts and notes receivable	(3,972)	33,444
Inventories	(1,934)	10,430
Other current assets	(1,371)	(3,455)
Increase/(decrease) in:
Accounts and notes payable	1,595	(18,032)
Accrued expenses and other payables	(4,135)	2,557
Other current liabilities	(1,811)	(824)
Net cash (used in)/provided by operating activities	(758)	29,244
Cash flows from investing activities:
Increase in demand loans and employee housing loans included in other non-current assets	(33)	(212)
Repayment of loan from a related party	154	-
Cash received from property, plant and equipment sales	51	242
Payments to acquire property, plant and equipment (including $137 and $242 paid to related parties for the three months ended March 31, 2021 and 2020, respectively)	(3,267)	(1,984)
Payments to acquire intangible assets	(112)	-
Investment under the equity method	-	(2,579)
Purchase of short-term investments	(14,661)	-
Proceeds from maturities of short-term investments	9,873	5,781
Cash received from long-term investment	2,237	448
Net cash (used in)/provided by investing activities	(5,758)	1,696
Cash flows from financing activities:
Proceeds from bank loans	12,569	14,368
Repayments of bank loans	(10,086)	(16,247)
Repayments of the borrowing for sale and leaseback transaction	(1,107)	(1,028)
Net cash provided by/(used in) financing activities	1,376	(2,907)
Effects of exchange rate on cash, cash equivalents and pledged cash	(884)	(1,851)
Net (decrease)/increase in cash, cash equivalents and pledged cash	(6,024)	26,182
Cash, cash equivalents and pledged cash at beginning of the period	128,061	106,403
Cash, cash equivalents and pledged cash at end of the period	$122,037	$132,585

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2021 and 2020

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

The Company owns the following aggregate net interests in the following subsidiaries organized in the People's Republic of China, the “PRC,” and Brazil as of March 31, 2021 and December 31, 2020.

	Percentage Interest
Name of Entity	March 31, 2021	December 31, 2020
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [5]	77.33%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan” [12]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB” [13]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong” [14]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” [15]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [16]	100.00%	100.00%

1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.

2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.

3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.

4.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.

6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

7.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.

8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.

9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.

12.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.

13.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.

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

Basis of Presentation - The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions in Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 2020 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

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

Foreign Currencies - China Automotive, the parent company, and HLUSA maintain their books and records in United States Dollars, “USD,” their functional currency. The Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, “RMB,” their functional currency. The Company’s subsidiary based in Brazil maintains its books and records in Brazilian real, “BRL,” its functional currency. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, foreign currency transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the rate of exchange prevailing at the balance sheet date for monetary items. Nonmonetary items are remeasured at historical rates. Income and expenses are remeasured at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

(b)	Recent Accounting Pronouncements

No accounting standards newly issued during the three months ended March 31, 2021, had a material impact on the Company’s financial statements or disclosures.

(c)	Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2020.

3.	Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of March 31, 2021 and December 31, 2020 are summarized as follows (figures are in thousands of USD):

	March 31, 2021	December 31, 2020
Accounts receivable - unrelated parties	$140,944	$141,018
Notes receivable - unrelated parties	86,040	85,354
Total accounts and notes receivable - unrelated parties	226,984	226,372
Less: allowance for doubtful accounts - unrelated parties	(9,612)	(9,853)
Accounts and notes receivable, net - unrelated parties	217,372	216,519
Accounts and notes receivable - related parties	19,274	17,622
Less: allowance for doubtful accounts - related parties	(1)	(1)
Accounts and notes receivable, net - related parties	19,273	17,621
Accounts and notes receivable, net	$236,645	$234,140

Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of March 31, 2021 and December 31, 2020, the Company pledged its notes receivable in amounts of $8.1 million and $8.2 million, respectively, as collateral in favor of the local government for the government loans; and pledged its notes receivable in amounts of $6.3 million and $5.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity (See Note 7).

Allowance for doubtful accounts receivable reversed in the consolidated statements of operations amounted to $0.2 million and $0.02 million, respectively, for the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021, the Company’s five largest customers accounted for 43.3% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 16.5%. As of March 31, 2021, approximately 8.1% of accounts receivable were from trade transactions with the aforementioned customers and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the three months ended March 31, 2020, the Company’s five largest customers accounted for 53.7% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 33.7%. As of March 31, 2020, approximately 8.8% of accounts receivable were from trade transactions with the aforementioned customers and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

4.	Inventories

The Company’s inventories as of March 31, 2021 and December 31, 2020 consisted of the following (figures are in thousands of USD):

	March 31, 2021	December 31, 2020
Raw materials	$27,274	$24,367
Work in process	10,508	10,098
Finished goods	51,856	53,860
Total	$89,638	$88,325

The Company recorded $1.0 million and $0.8 million of inventory write-down to cost of product sold for the three months ended March 31, 2021 and 2020, respectively.

5.	Long-term investments

The Company’s long-term investments at March 31, 2021 and December 31, 2020, are summarized as follows (figures are in thousands of USD):

	March 31, 2021	December 31, 2020
Chongqing Venture Fund(1)	$18,286	$20,230
Hubei Venture Fund	14,171	14,473
Suzhou Venture Fund	7,328	7,740
Beijing Henglong (1)	3,749	5,241
Henglong Tianyu	1,022	1,070
Chongqing Jinghua	565	599
Jiangsu Intelligent	397	413
Total	$45,518	$49,766

(1)	In January 2021, the Chongqing Venture Fund and Beijing Henglong made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $0.7 million and $1.5 million, respectively.

6.	Property, plant and equipment, net

The Company’s property, plant and equipment, net as of March 31, 2021 and December 31, 2020 are summarized as follows (figures are in thousands of USD):

	March 31, 2021	December 31, 2020
Costs:
Buildings	$61,432	$61,035
Machinery and equipment	233,711	233,273
Electronic equipment	6,512	6,491
Motor vehicles	5,018	5,064
Construction in progress	22,520	20,813
Total amount of property, plant and equipment	329,193	326,676
Less: Accumulated depreciation (1)	(190,651)	(185,672)
Total amount of property, plant and equipment, net (2)(3)	$138,542	$141,004

(1)	Depreciation charges were $6.4 million and $5.0 million for the three months ended March 31, 2021 and 2020, respectively.

(2)	As of March 31, 2021 and December 31, 2020, the Company pledged property, plant and equipment with net book value of approximately $63.0 million and $66.1 million, respectively, as security for its comprehensive credit facilities with banks in China.

(3)	Interest costs capitalized for the three months ended March 31, 2021 and 2020, were $0.2 million and $0.3 million, respectively.

7.	Loans

Loans consist of the following as of March 31, 2021 and December 31, 2020 (figures are in thousands of USD):

	March 31, 2021	December 31, 2020
Short-term bank loans (1)	$38,584	$36,575
Current portion of long-term government loan (2)	7,609	7,663
Subtotal	46,193	44,238
Long-term government loans (2)	7,609	7,663
Less: Current portion of long-term government loans (2)	(7,609)	(7,663)
Subtotal	-	-
Total bank and government loans	$46,193	$44,238

(1)	The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $173.1 million and $172.7 million, respectively, as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company has drawn down loans with an aggregate amount of $38.6 million and $36.6 million, respectively. The weighted average interest rate was 3.8% and 3.7% for the three months ended March 31, 2021 and December 31, 2020, respectively.

(2)	On August 7 and September 3, 2019, the Company borrowed from the local government loans of RMB 20.0 million and RMB 30.0 million, equivalent to approximately $3.0 million and $4.6 million, respectively. These loans are due for repayment on June 30, 2021 and have an interest rate of 3.80% per annum. As of March 31, 2021 and December 31, 2020, Henglong pledged RMB 53.5 million and RMB 53.5 million, equivalent to approximately $8.1 million and $8.2 million, respectively, of notes receivable as collateral for the local government loans (See Note 3).

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants as of March 31, 2021.

8.	Accounts and notes payable

The Company’s accounts and notes payable as of March 31, 2021 and December 31, 2020 are summarized as follows (figures are in thousands of USD):

	March 31, 2021	December 31, 2020
Accounts payable - unrelated parties	$129,099	$132,349
Notes payable - unrelated parties (1)	83,826	80,173
Accounts and notes payable - unrelated parties	212,925	212,522
Accounts and notes payable - related parties	10,984	12,730
Total	$223,909	$225,252

(1)	Notes payable represent payables in the form of notes issued by the bank. As of March 31, 2021 and December 31, 2020, the Company has pledged cash of $30.7 million and $30.8 million, respectively. As of March 31, 2021 and December 31, 2020, the Company has pledged notes receivable of $6.3 million and $5.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of March 31, 2021 and December 31, 2020, the Company has used $49.5 million and $43.9 million, respectively, for issuing bank notes.

9.	Accrued expenses and other payables

The Company’s accrued expenses and other payables as of March 31, 2021 and December 31, 2020 are summarized as follows (figures are in thousands of USD):

	March 31, 2021	December 31, 2020
Warranty reserves (1)	$35,985	$36,215
Accrued expenses	7,870	8,627
Current portion of other long-term payable (See Note 10)	4,177	4,131
Payables for overseas transportation and custom clearance	1,956	3,278
Dividends payable to holders of non-controlling interests	457	460
Accrued interest	588	646
Other payables	425	2,250
Balance at end of year	$51,458	$55,607

(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2021 and 2020, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of the period	$36,215	$32,907
Additions during the period	3,681	3,428
Settlement within the period	(3,645)	(3,174)
Foreign currency translation gain	(266)	(520)
Balance at end of the period	$35,985	$32,641

10.	Other long-term payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was RMB 91.3 million (equivalent to $13.9 million as of March 31, 2021) and the sales price was RMB 100.0 million (equivalent to $15.2 million as of March 31, 2021). Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over four (4) years with a quarterly lease payment of approximately $1.0 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction was accounted for as a financing transaction by the Company. As of March 31, 2021, $4.2 million was recognized as other payable (See Note 9) and $0.04 million was recognized as other long-term payable to the buyer-lessor according to the contract term.

11.	Redeemable non-controlling interests

In September 2020, one of the Company’s subsidiaries issued shares to Hubei Venture Fund amounting to $0.7 million. The shares will be transferred to the Company and the other shareholder of the subsidiary on a pro rata basis at the holder’s option if the subsidiary fails to complete a qualified IPO in a pre-agreed period of time after their issuance with a transfer price of par plus 6% per year. $0.5 million of the shares are subject to purchase by the Company and are therefore accounted for as redeemable non-controlling interests in mezzanine equity and are accreted to the redemption value over the period starting from the issuance date.

For the three months ended March 31, 2021, the Company recognized accretion of $0.007 million to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

12.	Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three months ended March 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of the period	$64,273	$64,466
Share-based compensation	88	-
Acquisition of the non-controlling interest in USAI	-	(29)
Balance at end of the period	$64,361	$64,437

13.	Stock Options

The Company’s stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005, and extended to June 27, 2025 at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 658,850 stock options under this plan, and there remain 1,541,150 stock options issuable in the future as of March 31, 2021.

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant, and will expire two to five years after the grant date. The stock options granted during the three months ended March 31, 2021 were exercisable immediately on the grant date. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of March 31, 2021, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

For the stock options granted during the three months ended March 31, 2021, assumptions used to estimate the fair value of stock options on the grant date is as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
February 3, 2021	76.91%	0.46%	5	0.00%

The stock options granted during the three months ended March 31, 2021 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model was $0.1 million. For the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation expenses of $0.1 million and nil, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2020	30,000	$4.99	5
Expired	(7,500)	5.58	5
Outstanding - December 31, 2020	22,500	$4.79	5
Granted	22,500	6.26	5
Outstanding - March 31, 2021	45,000	$5.52	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at March 31, 2021:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$2.37 - $6.95	45,000	2.39	$5.52	45,000

As of March 31, 2021 and December 31, 2020, the total intrinsic value of the Company’s stock options that were exercisable was $0.2 million and $0.1 million, respectively.

For the three months ended March 31, 2021 and 2020, no Company’s stock options were exercised.

During the three months ended March 31, 2021, the weighted average fair value of the Company’s stock options granted was $3.92. No stock option was granted during the three months ended March 31, 2020.

14.	Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three months ended March 31, 2021 and 2020, no statutory reserve was appropriated by the subsidiaries in China.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three months ended March 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of the period	$11,303	$11,265
Balance at end of the period	$11,303	$11,265

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three months ended March 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of the period	$215,491	$221,298
Cumulative effect of accounting change - credit loss	-	(789)
Net income/(loss) attributable to parent company	3,213	(28)
Accretion of redeemable non-controlling interests	(7)	-
Balance at end of the period	$218,697	$220,481

15.	Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three months ended March 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of the period	$17,413	$(3,462)
Foreign currency translation adjustment attributable to parent company	(2,128)	(4,508)
Balance at end of the period	$15,285	$(7,970)

16.	Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021. As of March 31, 2021, the Company had cumulatively repurchased 322,269 of the shares that were authorized to be repurchased under the program that was approved on August 13, 2020. The repurchased shares are presented as “treasury stock” on the balance sheet.

17.	Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three months ended March 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2021	2020
Balance at beginning of the period	$16,170	$20,250
Net income/(loss) attributable to non-controlling interests	18	(600)
Acquisition of the non-controlling interest in USAI	-	29
Cumulative effect of accounting change - credit loss	-	(102)
Dividends declared to non-controlling interest holders of non-wholly owned subsidiaries	-	(430)
Foreign currency translation adjustment attributable to non-controlling interests	(143)	(453)
Balance at end of the period	$16,045	$18,694

18.	Net product sales

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

Contract liabilities are mainly customer deposits. As of March 31, 2021 and December 31, 2020, the Company has customer deposits of $1.1 million and $1.5 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the three months ended March 31, 2021, $1.0 million was received and $1.4 million (including $1.4 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the three months ended March 31, 2020, $0.3 million was received and $0.6 million (including $0.6 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

19.	Financial expense, net

During the three months ended March 31, 2021 and 2020, the Company recorded financial expense, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2021	2020
Interest income	$313	$351
Foreign exchange loss, net	(469)	(711)
Bank fees	(83)	(171)
Total financial expense, net	$(239)	$(531)

20.	Income/(loss) per share

Basic income per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period. The dilutive effect of outstanding stock options is determined based on the treasury stock method.

The calculations of basic and diluted income per share attributable to the parent company for the three months ended March 31, 2021 and 2020, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income/(loss) attributable to the parent company’s common shareholders - Basic and Diluted	$3,206	$(28)
Denominator:
Weighted average shares outstanding	30,851,776	31,174,045
Dilutive effects of stock options	5,960	-
Denominator for dilutive income per share - Diluted	30,857,736	31,174,045

Net income/(loss) per share attributable to parent company’s common shareholders - Basic	$0.10	$-
Net income/(loss) per share attributable to parent company’s common shareholders - Diluted	$0.10	$-

As of March 31, 2021, the exercise prices for 30,000 shares, of outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended March 31, 2021. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

For the three months ended March 31, 2020, assumed conversion of the stock options has not been reflected in the dilutive calculation pursuant to ASC 260, “Earnings Per Share,” due to the anti-dilutive effect as a result of the Company’s net loss. The effects of all outstanding share options with common share equivalents of 74 shares, have been excluded from the calculation of the diluted loss per share for the three months ended March 31, 2020, due to their anti-dilutive effect.

21.	Significant concentrations

A significant portion of the Company’s business is conducted in China where the currency is the RMB. Regulations in China permit foreign owned entities to freely convert the RMB into foreign currency for transactions that fall under the "current account", which includes trade related receipts and payments, interest and dividends. Accordingly, the Company’s Chinese subsidiaries may use RMB to purchase foreign currency for settlement of such "current account" transactions without pre-approval.

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

22.	Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended March 31,
	2021	2020
Merchandise sold to related parties	$16,575	$7,494
Materials and others sold to related parties	426	270
Rental income obtained from related parties	106	77
Total	$17,107	$7,841

Related purchases

	Three Months Ended March 31,
	2021	2020
Materials purchased from related parties	$8,214	$3,134
Equipment purchased from related parties	225	69
Others purchased from related parties	10	4
Total	$8,449	$3,207

Related receivables

	March 31, 2021	December 31, 2020
Accounts and notes receivable from related parties	$19,274	$17,622

Related advance payments

	March 31, 2021	December 31, 2020
Advance payments for property, plant and equipment to related parties	$2,393	$3,284
Advance payments and others to related parties	551	522
Total	$2,944	$3,806

Related payables

	March 31, 2021	December 31, 2020
Accounts and notes payable	$10,984	$12,730

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

As of May 12, 2021, Hanlin Chen, the chairman of the board of directors of the Company, owns 57.9% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

23.	Commitments and contingencies

Legal proceedings

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. In November 2020, the Company reached a settlement to resolve the lawsuit for the sum of $55,998. The Company did not admit any liability in reaching the settlement. On February 5, 2021, the Court of Chancery conducted a hearing to confirm the settlement of the stockholder derivative action. The Court entered a Final Order and Judgment approving the settlement. The Court further ordered that the plaintiffs’ application for an award of attorneys’ fees and reimbursement of litigation expenses be reduced from $100,000 to $30,000. The Court’s Final Order and Judgment is publicly available on the Court of Chancery docket. As of March 31, 2021, the Company has received above settlement of $55,998 from the directors and paid the above attorneys’ fees and reimbursement of litigation expenses.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2021 (figures are in thousands of USD):

	Payment obligations by period
	2021	2022	2023	Thereafter	Total
Obligations for investment contracts (1)	$2,678	$-	$-	$-	$2,678
Obligations for purchasing and service agreements	19,873	1,550	-	-	21,423
Total	$22,551	$1,550	$-	$-	$24,101

(1)

In April 2019, Hubei Henglong entered into an agreement with other parties and committed to contribute RMB 5.0 million, equivalent to approximately $0.7 million, to Jiangsu Intelligent Networking Automotive Innovation Center Co. Ltd., “Jiangsu Intelligent”, representing 19.2% of Jiangsu Intelligent’s shares. As of March 31, 2021, Hubei Henglong has completed a capital contribution of RMB 3.0 million, equivalent to approximately $0.4 million. According to the agreement, the remaining capital commitment of RMB 2.0 million, equivalent to approximately $0.3 million, will be paid in 2021.

In November 2019, Hubei Henglong entered into an agreement with other parties and committed to purchase 70% of the shares of Hefei Senye Light Plastic Technology Co., Ltd. for total consideration of RMB 33.6 million, equivalent to approximately $5.0 million.  As of March 31, 2021, Hubei Henglong has paid the amount of RMB 18.0 million, equivalent to approximately $2.6 million, which was reported in other non-current assets as the transfer of shares had not been consummated. According to the agreement, of the remaining consideration of RMB 15.6 million, equivalent to approximately $2.4 million, will be paid in 2021.

24.	Off-balance sheet arrangements

As of March 31, 2021 and December 31, 2020, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

25.	Segment reporting

The accounting policies of the product sectors (each entity manufactures and sells different products and represents a different product sector) are the same as those described in the summary of significant accounting policies disclosed in the Company’s 2020 Annual Report on Form 10-K except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting them in making internal operating decisions. Generally, the Company evaluates performance based on stand-alone product sector operating income and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Each product sector is considered a reporting segment.

As of March 31, 2021, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

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

The Company’s product sector information for the three months ended March 31, 2021 and 2020, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income/(Loss)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Henglong	$49,079	$23,907	$799	$(682)
Jiulong	33,719	12,759	1,000	(1,450)
Shenyang	4,092	2,793	353	(170)
Wuhu	4,159	2,803	7	239
Hubei Henglong	35,458	28,132	666	4,065
Henglong KYB	18,206	6,126	165	(907)
Other Entities	21,237	9,482	508	(1,935)
Total Segments	165,950	86,002	3,498	(840)
Corporate	-	-	(217)	(61)
Eliminations	(35,609)	(12,447)	(50)	273
Total	$130,341	$73,555	$3,231	$(628)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s condensed unaudited consolidated financial statements and the related notes thereto and the other financial information contained elsewhere in this Report.

General Overview

China Automotive Systems, Inc. is a leading power steering systems supplier for the China automobile industry. The Company has business relationships with more than sixty vehicle manufacturers, including China’s top ranking domestic automobile manufacturers such as JAC motors, Changan Automobile Group, BAIC Group, Dongfeng Group, Brilliance Jinbei, Chery, BYD and Zhejiang Geely, as well as Sino-foreign or foreign automobile manufacturer such as General Motors, Citroen, Fiat Chrysler North America and Ford. Starting in 2008, the Company has supplied power steering gears to the Sino-foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gear to Fiat Chrysler North America since 2009 and to Ford Motor Company since 2016.

Most of the Company’s production and research and development institutes are located in China. As of March 31, 2021, the Company has approximately 4,566 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing work to improve its operations and business structure and achieve profitable growth.

In addition, as a result of COVID-19, the Company’s businesses, results of operations, financial position and cash flows had been materially and adversely affected in the first quarter of 2020. The Company resumed operation in March of 2020. However, because of the significant uncertainties surrounding COVID-19, which are still evolving, the extent of the business disruption, including the duration and the related financial impact on subsequent periods cannot be reasonably estimated at this time. See “Item 1A. Risk Factors—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus disease (COVID-19)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016. USAI was established in 2005, and the Company and Hubei Wanlong owned 83.34% and 16.66%, respectively. In May 2020, USAI merged with and into Wuhan Chuguanjie, a wholly-owned subsidiary of Wuhan Jielong, and it deregistered from the local business administration on April 28, 2020. Following the merger, 85.0% of Wuhan Chuguanjie was owned by the Company and 15.0% was owned by Hubei Wanlong. In April 2020, Hubei Henglong acquired 100.00% of the shares of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.20 million, equivalent to approximately $0.2 million. Changchun Hualong mainly engages in design and R&D of automotive parts. Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” was formed in December 2019, which mainly engages in the development, manufacturing and sale of high polymer materials.

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

The Company considers an accounting estimate to be critical if:

·	It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and

·	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company’s critical accounting estimates:

Balance Sheet Caption		Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities		Warranty obligations	Estimating warranty requires the Com-pany to forecast the resolution of existing claims and expected future claims on products sold. OEMs (Original Equipment Manufacturers) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.	The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	·OEM sourcing ·OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments		The Company is required from time to time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	·Future production estimates ·Customer preferences and decisions

Accounts receivable	Allowance for doubtful accounts		The Company is required from time to time to review the credit of customers and make timely provision of allowance for doubtful accounts.	The Company estimates the collect-ability of the receivables based on the future cash flows using historical experiences.	Customer credit

Inventory	Write-down of inventory		The Company is required from time to time to review the cash ability of inventory based on projections of anticipated future cash flows, including write-down of inventory for prices that are higher than market price and undesirable inventories.	The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	·Future production estimates ·Customer preferences and decisions

Deferred income taxes	Recoverability of deferred tax assets		The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.	The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.	·Tax law changes ·Variances in future projected profitability, including by taxing entity

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this report.

Results of Operations

Three Months Ended March 31, 2021 and 2020

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2021	2020	Change	Change%
Net product sales	$130,341	$73,555	$56,786	77.2%
Cost of products sold	110,593	62,403	48,190	77.2
Gain on other sales	1,316	600	716	119.3
Selling expenses	5,609	2,118	3,491	164.8
General and administrative expenses	4,615	3,429	1,186	34.6
Research and development expenses	6,680	5,193	1,487	28.6
Other income, net	1,723	117	1,606	1,372.6
Interest expense	343	365	(22)	-6.0
Income taxes	641	514	127	24.7
Net income/(loss)	3,231	(628)	3,859	-614.5
Net income/(loss) attributable to non-controlling interests	18	(600)	618	-103.0
Net income/(loss) attributable to parent company’s common shareholders	$3,206	(28)	$3,234	-11,550.0%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD, except percentages)				(in thousands of USD, except percentages)
	2021	2020	Change		2021	2020	Change
Henglong	$49,079	$23,907	$25,172	105.3%	$45,119	$23,069	$22,050	95.6%
Jiulong	33,719	12,759	20,960	164.3	30,668	13,347	17,321	129.8
Shenyang	4,092	2,793	1,299	46.5	3,313	2,421	892	36.8
Wuhu	4,159	2,803	1,356	48.4	3,872	2,375	1,497	63.0
Hubei Henglong	35,458	28,132	7,326	26.0	29,485	19,307	10,178	52.7
Henglong KYB	18,206	6,126	12,080	197.2	16,895	6,083	10,812	177.7
Other Entities	21,237	9,482	11,755	124.0	16,738	8,388	8,350	99.5
Total Segments	165,950	86,002	79,948	93.0	146,090	74,990	71,100	94.8
Elimination	(35,609)	(12,447)	(23,162)	186.1	(35,497)	(12,587)	(22,910)	182.0
Total	$130,341	$73,555	$56,786	77.2%	$110,593	$62,403	$48,190	77.2%

Net Product Sales

Net product sales were $130.3 million for the three months ended March 31, 2021, compared to $73.6 million for the same period in 2020, representing an increase of $56.7 million, or 77.0%, mainly due to the market recovery after COVID-19.

Net sales of traditional steering products and parts were $105.6 million for the three months ended March 31, 2021, compared to $65.5 million for the same period in 2020, representing an increase of $40.1 million, or 61.2%. Net sales of electric power steering (“EPS”) were $24.7 million for the three months ended March 31, 2021 and $8.1 million for the same period in 2020, representing an increase of $16.6 million. As a percentage of net sales, sales of EPS were 19.0% for the three months ended March 31, 2021, compared with 11.0% for the same period in 2020.

The increase in net product sales was due to the effects of three major factors: i) the increase in sales volume led to a sales increase of $60.7 million due to the increase in demand as a result of the recovery of manufacturing and operations of the Company’s customers after COVID-19 around the world; ii) the decrease in average selling price of steering gears led to a sales decrease of $7.9 million; and iii) the appreciation of the RMB against the U.S. dollar in this quarter compared to the same quarter last year resulted in a sales increase of $3.9 million.

Further analysis by segment (before elimination) is as follows:

•	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $49.1 million for the three months ended March 31, 2021, compared with $23.9 million for the three months ended March 31, 2020, representing an increase of $25.2 million, or 105.4%. An increase in sales volume led to a sales increase of $24.5 million, a decrease in selling price led to a sales decrease of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.0 million.

•	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $33.7 million for the three months ended March 31, 2021, compared with $12.8 million for the three months ended March 31, 2020, representing an increase of $20.9 million, or 163.3%. The increase was primarily due to the increased demand in the China commercial vehicle market after the COVID-19 pandemic along with China’s economic stimulus policies. An increase in sales volume led to a sales increase of $20.3 million, a decrease in selling price led to a sales decrease of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.8 million.

•	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd. (“Jinbei”), one of the major automotive manufacturers in China. Net product sales for Shenyang were $4.1 million for the three months ended March 31, 2021, compared to $2.8 million for the same period in 2020, representing an increase of $1.3 million, or 46.4%. An increase in sales volume led to a sales increase of $1.5 million, a decrease in selling price led to a sales decrease of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.2 million.

•	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $4.2 million for the three months ended March 31, 2021, compared to $2.8 million for the same period in 2020, representing an increase of $1.4 million, or 50.0%. An increase in sales volumes led to a sales increase of $2.5 million, a decrease in selling prices led to a sales decrease of $1.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.2 million.

•	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $35.5 million for the three months ended March 31, 2021, compared with $28.1 million for the three months ended March 31, 2020, representing an increase of $7.4 million, or 26.3%. An increase in sales volume led to a sales increase of $8.3 million, a decrease in selling price led to a sales decrease of $1.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.9 million.

•	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $18.2 million for the three months ended March 31, 2021, compared with $6.1 million for the three months ended March 31, 2020, representing an increase of $12.1 million, or 198.4%. An increase in sales volume led to a sales increase of $12.1 million, a decrease in selling price led to a sales decrease of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.5 million.

•	Net product sales for other entities were $21.2 million for the three months ended March 31, 2021, compared to $9.5 million for the same period in 2020, representing an increase of $11.7 million, or 123.2%, mainly caused by increases in sales of Jielong and Chongqing

Cost of Products Sold

For the three months ended March 31, 2021, the cost of products sold was $110.6 million, compared to $62.4 million for the same period of 2020, representing an increase of $48.2 million, or 77.2%. The increase in cost of sales was mainly due to the effect of the following major factors: i) the decrease in unit price led to a cost of sales decrease of $6.3 million; (ii) the increase in sales volumes led to a cost of sales increase of $50.6 million; and iii) the appreciation of the RMB against the U.S. dollar resulted in a cost of sales increase of $3.9 million. Further analysis is as follows:

•	Cost of products sold for Henglong was $45.1 million for the three months ended March 31, 2021, compared to $23.1 million for the same period of 2020, representing an increase of $22.0 million, or 95.2%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $21.3 million, a decrease in unit cost resulting in a cost of sales decrease of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $1.0 million.

•	Cost of products sold for Jiulong was $30.7 million for the three months ended March 31, 2021, compared to $13.3 million for the same period of 2020, representing an increase of $17.4 million, or 130.8%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $20.5 million, a decrease in unit cost resulting in a cost of sales decrease of $3.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.8 million.

•	Cost of products sold for Shenyang was $3.3 million for the three months ended March 31, 2021, compared to $2.4 million for the same period of 2020, representing an increase of $0.9 million, or 37.5%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $1.1 million, a decrease in unit cost resulting in a cost of sale decrease of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.2 million.

•	Cost of products sold for Wuhu was $3.9 million for the three months ended March 31, 2021, compared to $2.4 million for the same period of 2020, representing an increase of $1.5 million, or 62.5%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $2.4 million, a decrease in unit cost resulting in a cost of sales decrease of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.1 million.

•	Cost of products sold for Hubei Henglong was $29.5 million for the three months ended March 31, 2021, compared to $19.3 million for the same period of 2020, representing an increase of $10.2 million, or 52.8%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $17.2 million, a decrease in unit cost resulting in a cost of sales decrease of $7.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.7 million.

•	Cost of products sold for Henglong KYB was $16.9 million for the three months ended March 31, 2021, compared to $6.1 million for the same period of 2020, representing an increase of $10.8 million, or 177.0%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $11.1 million, a decrease in unit cost resulting in a cost of sales decrease of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.4 million.

•	Cost of products sold for other entities was $16.7 million for the three months ended March 31, 2021, compared to $8.4 million for the same period in 2020, representing an increase of $8.3 million, or 98.8%.

Gross margin was 15.1% for the three months ended March 31, 2021, which is consistent with 15.2% for the same period of 2020.

Selling Expenses

Selling expenses were $5.6 million for the three months ended March 31, 2021, as compared to $2.1 million for the same period of 2020, representing an increase of $3.5 million, which was primarily due to higher sales volume and increased air freight charge.

General and Administrative Expenses

General and administrative expenses were $4.6 million for the three months ended March 31, 2021, as compared to $3.4 million for the same period of 2020, representing an increase of $1.2 million, or 35.3%, which was mainly due to the increased payroll expenses.

Research and Development Expenses

Research and development expenses were $6.7 million for the three months ended March 31, 2021, as compared to $5.2 million for the three months ended March 31, 2020, representing an increase of $1.5 million which was mainly due to increased expenditures on R&D activities for EPS products.

Other Income

Other income, net was $1.7 million for the three months ended March 31, 2021, as compared to $0.1 million for the three months ended March 31, 2020, representing an increase of $1.6 million, which was mainly due to the various government subsidies of $1.4 million received in the first three months of 2021, whereas only $0.5 million was received in the same period of last year.

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2021, which is consistent with $0.4 million for the three months ended March 31, 2020.

Income Taxes

Income tax expense was $0.6 million for the three months ended March 31, 2021, compared to $0.5 million for the three months ended March 31, 2020, which was due to the increase in income before income tax expenses.

Net Income/(loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.02 million for the three months ended March 31, 2021, compared to net loss attributable to non-controlling interests of $0.6 million for the three months ended March 31, 2020.

Net Income/(loss) Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $3.2 million for the three months ended March 31, 2021, compared to net loss attributable to parent company’s common shareholders of $0.03 million for the three months ended March 31, 2020, representing an increase in net income attributable to parent company’s common shareholders of $3.2 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of March 31, 2021, the Company had cash and cash equivalents and short-term investments of $105.2 million, compared to $107.4 million as of December 31, 2020, representing a decrease of $2.2 million, or 2.0%.

The Company had working capital (total current assets less total current liabilities) of $130.5 million as of March 31, 2021, compared to $121.2 million as of December 31, 2020, representing an increase of $9.3 million, or 7.7%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one-time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

We cannot predict the impact COVID-19 may have on our cash flow for the rest of 2021. However, based on our liquidity assessment, we believe that our cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least twelve months subsequent to the filing of this report.

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

The Company had short-term loans of $46.2 million (See Note 7) and bankers’ acceptances of $86.6 million (See Note 8) as of March 31, 2021.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances is expected to be reduced by approximately $16.2 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker's acceptances in the future, it may be required by the banks to provide additional mortgages of $16.2 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.6 million, which is 52.9%, the mortgage ratio, of $16.2 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of March 31, 2021, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

	Bank	Due Date	Amount Available(3)	Amount Used(4)	Assessed Mortgage Value(5)
1. Comprehensive credit facilities	China Everbright Bank (1)	Mar 2021	4,565	3,453	9,678

2. Comprehensive credit facilities	Shanghai Pudong Development Bank (2)	Oct 2021	19,783	10,637	22,385

3. Comprehensive credit facilities	China CITIC Bank (2)	Aug 2022	64,675	22,605	21,680
	China CITIC Bank (2)	Aug 2021	10,652	2,563	-
	China CITIC Bank	Jun 2022	3,287	1,671	6,712

4. Comprehensive credit facilities	Hubei Bank	Mar 2022	25,870	24,070	70,943

5. Comprehensive credit facilities	Bank of Chongqing	Sep 2021	761	228	2,377

6. Comprehensive credit facilities	Bank of China (2)	Sep 2020	17,653	13,087	-

7. Comprehensive credit facilities	China Merchants Bank (2)	Oct 2021	22,826	8,742	-

8. Comprehensive credit facilities	Agricultural Bank of China	Mar 2022	1,522	1,065	4,227

9. Comprehensive credit facilities	Huishang Bank	May 2021	1,522	-	-

Total			$173,116	$88,121	$138,002

(1)	These facilities have expired. The Company is currently in the process of negotiating with these banks to renew the credit facilities.

(2)	The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong in addition to the above pledged assets. The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong. The comprehensive credit facilities with China Merchants Bank are guaranteed by Hubei Henglong.

(3)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.

(4)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $38.6 million and notes payable of $49.5 million as of March 31, 2021.

(5)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of March 31, 2021, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $138.0 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s bank loan terms range from 9 months to 23 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $9.7 million as security for its comprehensive credit facility with China Everbright Bank.

2. Buildings with an assessed value of approximately $22.4 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

3. Land use rights and buildings with an assessed value of approximately $21.7 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

4. Land use rights and buildings with an assessed value of approximately $6.7 million as security for its comprehensive credit facility with China CITIC Bank Shenyang Branch.

5. Equipment with an assessed value of approximately $70.9 million as security for its revolving comprehensive credit facility with Hubei Bank.

6. Buildings with an assessed value of approximately $2.4 million as security for its comprehensive credit facility with Bank of Chongqing.

7. Buildings with an assessed value of approximately $4.2 million as security for its comprehensive credit facility with Agricultural Bank of China.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term and long-term borrowings between the banks, government and the Company as of March 31, 2021 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
Financial Bureau of Jingzhou Development Zone	Working Capital	Aug 07, 2019	23	3,044	3.80%	Pay annually	Jun 30, 2021

Financial Bureau of Jingzhou Development Zone	Working Capital	Sep 03, 2019	22	4,565	3.80%	Pay annually	Jun 30, 2021

Agricultural Bank of China	Working Capital	Mar 18, 2021	12	1,065	4.05%	Pay monthly	Mar 17, 2022

China CITIC Bank	Working Capital	Jun 19, 2020	12	2,729	2.50%	Pay in arrear	Jun 18, 2021

China CITIC Bank	Working Capital	Mar 22, 2021	12	4,112	3.45%	Pay in arrear	Mar 22, 2022

Bank of China (1)	Working Capital	Apr 29, 2020	12	6,087	3.92%	Pay monthly	Apr 28, 2021

China CITIC Bank (1)	Working Capital	Apr 29, 2020	12	1,522	4.35%	Pay monthly	Apr 29, 2021

China CITIC Bank	Working Capital	May 20, 2020	12	1,522	4.35%	Pay monthly	May 20, 2021

China CITIC Bank	Working Capital	May 29, 2020	12	1,522	4.00%	Pay monthly	May 29, 2021

China CITIC Bank	Working Capital	Jun 19, 2020	12	2,922	2.50%	Pay in arrear	Jun 18, 2021

China CITIC Bank	Working Capital	Mar 22, 2021	12	6,831	3.45%	Pay in arrear	Mar 18, 2022

Bank of China	Working Capital	Jun 28, 2020	12	7,000	3.80%	Pay monthly	Jun 27, 2021

China CITIC Bank	Working Capital	Sep 03, 2020	12	1,522	4.35%	Pay monthly	Sep 03, 2021

China CITIC Bank	Working Capital	Sep 11, 2020	12	1,522	5.22%	Pay monthly	Sep 11, 2021

Bank of ChongQing	Working Capital	Dec 29, 2020	9	228	4.05%	Pay monthly	Sep 19, 2021
				$46,193

(1)	These bank loans were repaid between April and May 2021 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company has complied with such financial covenants as of March 31, 2021.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2021 (figures are in thousands of USD):

Purpose	Term (Months)	Due Date	Amount Payable on Due Date
Working Capital(1)	6	Apr. 2021	13,167
Working Capital(1)	6	May. 2021	14,691
Working Capital	6	Jun. 2021	15,390
Working Capital	6	Jul. 2021	11,879
Working Capital	6	Aug. 2021	16,273
Working Capital	6	Sep. 2021	15,152
Total (See Note 8)			$86,552

(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of March 31, 2021.

Cash Flows

(a)	Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $0.8 million, compared with net cash provided in operating activities of $29.2 million for the same period of 2020, representing an increase in net cash outflows by $30.0 million, which was mainly due to (1) the increase in net income excluding non-cash items by $5.7 million, (2) the decrease in cash inflows from movements of accounts and notes receivable by $37.4 million, (3) the decrease in the cash outflows from movements of accounts and notes payable by $19.6 million, and (4) a combination of other factors contributing an increase of cash outflows by $17.9 million.

(b)	Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 was $5.8 million, as compared to net cash provided by investing activities of $1.7 million for the same period of 2020, representing an increase in net cash outflows by $7.5 million, which was mainly due to the net effect of (1) an increase in payments to acquire property, plant and equipment by $1.3 million, and (2) a combination of other factors contributing an increase of cash inflows by $6.3 million, primarily including an increase in purchase of short-term investment by $14.7 million, offset by the increase in cash received from proceeds from maturities of short-term investment and long-term time deposits by $4.1 million, and a decrease in investment under the equity method by $2.6 million.

(c)	Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 was $1.4 million, compared to net cash used in financing activities of $2.9 million for the same period of 2020, representing an increase in net cash inflows by $4.3 million, which was mainly due to the net effect of (1) a decrease in proceeds from bank loan by $1.8 million, and (2) a decrease in repayment of bank loans by $6.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 regarding this matter.

ITEM 4.	CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. In November 2020, the Company reached a settlement to resolve the lawsuit for the sum of $55,998. The Company did not admit any liability in reaching the settlement. On February 5, 2021, the Court of Chancery conducted a hearing to confirm the settlement of the stockholder derivative action. The Court entered a Final Order and Judgment approving the settlement. The Court further ordered that the plaintiffs’ application for an award of attorneys’ fees and reimbursement of litigation expenses be reduced from $100,000 to $30,000. The Court’s Final Order and Judgment is publicly available on the Court of Chancery docket. As of March 31, 2021, the Company has received above settlement of $55,998 from the directors and paid the above attorneys’ fees and reimbursement of litigation expenses.

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

ITEM 1A.	RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2020 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference from the filing on Form 10SB12G File No. 000-33123).

3.1(ii)	Bylaws (incorporated by reference from the Form 10SB12G File No. 000-33123).

10.1	Joint-venture Agreement, dated March 31, 2006, as amended on May 2, 2006, between Great Genesis Holdings Limited and Wuhu Chery Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q Quarterly Report on May 10, 2006).

10.2	Stock Exchange Agreement dated August 11, 2014 by and among Jingzhou City Jiulong Machinery Electricity Manufacturing Co., Ltd., China Automotive Systems, Inc. and Hubei Henglong Automotive System Group Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q Quarterly Report on August 13, 2014).

10.3	English translation of Joint Venture Contract, dated as of April 27, 2018, by and between Hubei Henglong Automotive System Group Co., Ltd. and KYB (China) Investment Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2018).

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101*	The following materials from the China Automotive Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, were filed on May 12, 2021 formatted in Extensible Business Reporting Language (XBRL):

(i)	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income,

(ii)	Condensed Unaudited Consolidated Balance Sheets,

(iii)	Condensed Unaudited Consolidated Statements of Cash Flows, and

(iv)	related notes

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 12, 2021	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 12, 2021	By:	/s/ Jie Li
Jie Li
Chief Financial Officer