Form 10-Q
period 2021-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2021-08-12
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes           ☐           No           ☒

As of August 12, 2021, the Company had 30,851,776 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended June 30,
	2021	2020
Net product sales ($15,750 and $16,105 sold to related parties for the three months ended June 30, 2021 and 2020)	$120,604	$83,184
Cost of products sold ($7,197 and $6,152 purchased from related parties for the three months ended June 30, 2021 and 2020)	104,775	75,353
Gross profit	15,829	7,831
Gain on other sales	725	838
Less: Operating expenses
Selling expenses	4,446	2,977
General and administrative expenses	6,063	4,759
Research and development expenses	5,926	6,125
Total operating expenses	16,435	13,861
Income from operations	119	(5,192)
Other income, net	1,506	1,257
Interest expense	(294)	(446)
Financial income/(expense), net	182	(59)
Income/(loss) before income tax expenses and equity in earnings of affiliated companies	1,513	(4,440)
Less: Income taxes expense/(benefit)	198	(31)
Add: Equity in earnings of affiliated companies	1,613	169
Net income/(loss)	2,928	(4,240)
Less: Net loss attributable to non-controlling interests	(279)	(142)
Accretion to redemption value of redeemable non-controlling interests	(7)	—
Net income/(loss) attributable to parent company’s common shareholders	$3,200	$(4,098)
Comprehensive income:
Net income/(loss)	$2,928	$(4,240)
Other comprehensive income:
Foreign currency translation income, net of tax	5,586	358
Comprehensive income/(loss)	8,514	(3,882)
Comprehensive income/(loss) attributable to non-controlling interests	73	(86)
Accretion to redemption value of redeemable non-controlling interests	(7)	—
Comprehensive income/(loss) attributable to parent company	$8,434	$(3,796)

Net income/(loss) attributable to parent company’s common shareholders per share -
Basic	$0.10	$(0.13)
Diluted	$0.10	$(0.13)

Weighted average number of common shares outstanding -
Basic	30,851,776	31,174,045
Diluted	30,855,406	31,174,045

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Six Months Ended June 30,
	2021	2020
Net product sales ($32,325 and $23,599 sold to related parties for the six months ended June 30, 2021 and 2020)	$250,945	$156,739
Cost of products sold ($15,411 and $9,286 purchased from related parties for the six months ended June 30, 2021 and 2020)	215,368	137,756
Gross profit	35,577	18,983
Gain on other sales	2,041	1,438
Less: Operating expenses
Selling expenses	10,055	5,095
General and administrative expenses	10,678	8,188
Research and development expenses	12,606	11,318
Total operating expenses	33,339	24,601
Income/(loss) from operations	4,279	(4,180)
Other income, net	3,229	1,374
Interest expense	(637)	(811)
Financial expense, net	(57)	(590)
Income/(loss) before income tax expenses and equity in earnings of affiliated companies	6,814	(4,207)
Less: Income taxes expense	839	483
Add: Equity in earnings/(loss) of affiliated companies	184	(178)
Net income/(loss)	6,159	(4,868)
Less: Net loss attributable to non-controlling interests	(261)	(742)
Accretion to redemption value of redeemable non-controlling interests	(14)	—
Net income/(loss) attributable to parent company’s common shareholders	$6,406	$(4,126)
Comprehensive income:
Net income/(loss)	$6,159	$(4,868)
Other comprehensive income:
Foreign currency translation income/(loss), net of tax	3,315	(4,603)
Comprehensive income/(loss)	9,474	(9,471)
Comprehensive loss attributable to non-controlling interests	(52)	(1,139)
Accretion to redemption value of redeemable non-controlling interests	(14)	—
Comprehensive income/(loss) attributable to parent company	$9,512	$(8,332)

Net income/(loss) attributable to parent company’s common shareholders per share -
Basic	$0.21	$(0.13)
Diluted	$0.21	$(0.13)

Weighted average number of common shares outstanding -
Basic	30,851,776	31,174,045
Diluted	30,856,571	31,174,045

Share-based compensation included in operating expense above is as follows:
General and administrative expenses	88	—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$83,113	$97,248
Pledged cash	34,204	30,813
Accounts and notes receivable, net - unrelated parties	204,782	216,519
Accounts and notes receivable - related parties	23,679	17,621
Inventories	95,971	88,325
Other current assets	34,008	25,132
Total current assets	475,757	475,658
Non-current assets:
Property, plant and equipment, net	135,899	141,004
Land use rights, net	10,737	10,774
Long-term investments	45,629	49,766
Other non-current assets	27,523	30,358
Total assets	$695,545	$707,560

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$36,415	$44,238
Accounts and notes payable-unrelated parties	208,440	212,522
Accounts and notes payable-related parties	12,000	12,730
Accrued expenses and other payables	51,721	55,607
Other current liabilities	29,339	29,387
Total current liabilities	337,915	354,484
Long-term liabilities:
Other long-term payable	—	1,126
Long-term tax payable	21,074	23,884
Other non-current liabilities	8,153	8,151
Total liabilities	$367,142	$387,645

Commitments and Contingencies (See Note 23)

Mezzanine equity:
Redeemable non-controlling interests	537	523

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued - 32,338,302 and 32,338,302 shares as of June 30, 2021 and December 31, 2020, respectively	$3	$3
Additional paid-in capital	63,731	64,273
Retained earnings-
Appropriated	11,303	11,303
Unappropriated	221,897	215,491
Accumulated other comprehensive income	20,519	17,413
Treasury stock - 1,486,526 and 1,486,526 shares as of June 30, 2021 and December 31, 2020, respectively	(5,261)	(5,261)
Total parent company stockholders' equity	312,192	303,222
Non-controlling interests	15,674	16,170
Total stockholders' equity	327,866	319,392
Total liabilities, mezzanine equity and stockholders' equity	$695,545	$707,560

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$6,159	$(4,868)
Adjustments to reconcile net income from operations to net cash (used in)/provided by operating activities:
Share-based compensation	88	—
Depreciation and amortization	13,117	10,562
Provision/(reversal) of credit losses	311	(239)
Deferred income taxes	469	21
Equity in gain/(loss) of affiliated companies	(184)	178
Government subsidy reclassified from government loans	—	287
Loss on fixed assets disposals	9	42
(Increase)/decrease in:
Accounts and notes receivable	6,887	41,917
Inventories	(7,036)	(1,281)
Other current assets	(1,250)	(1,355)
Increase/(decrease) in:
Accounts and notes payable	(6,291)	(11,924)
Accrued expenses and other payables	(4,030)	2,683
Long-term taxes payable	(2,809)	(2,809)
Other current liabilities	105	(1,835)
Net cash provided by operating activities	5,545	31,379
Cash flows from investing activities:
Increase in demand loans included in other non-current assets	(137)	(3)
Repayment of loan from a related party	154	—
Cash received from property, plant and equipment sales	206	586
Payments to acquire property, plant and equipment (including $330 and $760 paid to related parties for the six months ended June 30, 2021 and 2020, respectively)	(3,927)	(4,525)
Payments to acquire intangible assets	(303)	(390)
Investment under the equity method	—	(5,360)
Purchase of short-term investments	(31,253)	(27,128)
Proceeds from maturities of short-term investments	23,806	5,781
Cash received from long-term investment	4,785	448
Net cash used in by investing activities	(6,669)	(30,591)
Cash flows from financing activities:
Proceeds from bank loans	34,990	36,135
Repayments of bank loans	(43,081)	(33,890)
Repayments of the borrowing for sale and leaseback transaction	(2,217)	(2,041)
Cash received from capital contributions by non-controlling interest holder	—	212
Deemed distribution to shareholders	—	(88)
Acquisition of non-controlling interest	(538)	(81)
Net cash (used in)/provided by financing activities	(10,846)	247
Effects of exchange rate on cash, cash equivalents and pledged cash	1,226	(1,558)
Net decrease in cash, cash equivalents and pledged cash	(10,744)	(523)
Cash, cash equivalents and pledged cash at beginning of the period	128,061	106,403
Cash, cash equivalents and pledged cash at end of the period	$117,317	$105,880

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2021 and 2020

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

The Company owns the following aggregate net interests in the following subsidiaries organized in the People’s Republic of China, the “PRC,” and Brazil as of June 30, 2021 and December 31, 2020.

	Percentage Interest
	June 30,	December 31,
Name of Entity	2021	2020
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [5]	100.00%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[12]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[13]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”[14]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”[15]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”[16]	100.00%	100.00%
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. The Company retained its controlling interest in Wuhu and the acquisition of the non-controlling interest was accounted for as an equity transaction.
6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
7.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.
12.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.
13.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.
14.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
15.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
16.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

2.           Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and six months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

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

No accounting standards newly issued during the six months ended June 30, 2021, had a material impact on the Company’s financial statements or disclosures.

(c)	Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2020.

3.           Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of June 30, 2021 and December 31, 2020 are summarized as follows (figures are in thousands of USD):

	June 30, 2021	December 31, 2020
Accounts receivable - unrelated parties	$138,866	$141,018
Notes receivable - unrelated parties	75,753	85,354
Total accounts and notes receivable - unrelated parties	214,619	226,372
Less: allowance for doubtful accounts - unrelated parties	(9,837)	(9,853)
Accounts and notes receivable, net - unrelated parties	204,782	216,519
Accounts and notes receivable - related parties	24,120	17,622
Less: allowance for doubtful accounts - related parties	(441)	(1)
Accounts and notes receivable, net - related parties	23,679	17,621
Accounts and notes receivable, net	$228,461	$234,140

Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of June 30, 2021 and December 31, 2020, the Company pledged its notes receivable in amounts of nil and $8.2 million, respectively, as collateral in favor of the local government for the government loans; and pledged its notes receivable in amounts of $4.4 million and $5.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity (See Note 8).

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of operations, amounted to $0.6 million and $0.4 million for the three and six months ended June 30, 2021, respectively.

Provision for doubtful accounts and notes receivable reversed, as provided in the unaudited consolidated statements of operations, amounted to $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

During the three months ended June 30, 2021, the Company’s five largest customers accounted for 41.8% of its consolidated net product sales, with two customers individually accounting for more than 10% of consolidated net sales, i.e., 18.3% and 10.0% respectively. During the six months ended June 30, 2021, the Company’s five largest customers accounted for 42.3% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net sales, i.e., 17.4%. As of  June 30, 2021, approximately 8.5% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

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

4.           Inventories

The Company’s inventories as of June 30, 2021 and December 31, 2020 consisted of the following (figures are in thousands of USD):

	June 30, 2021	December 31, 2020
Raw materials	$27,014	$24,367
Work in process	8,754	10,098
Finished goods	60,203	53,860
Total	$95,971	$88,325

The Company recorded $1.1 million and $0.6 million of inventory write-down to cost of product sold for the three months ended June 30, 2021 and 2020, respectively, and $2.3 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.

5.           Long-term investments

The Company’s long-term investments at June 30, 2021 and December 31, 2020, are summarized as follows (figures are in thousands of USD):

	June 30, 2021	December 31, 2020
Chongqing Venture Fund (1)	$19,695	$20,230
Hubei Venture Fund (3)	11,969	14,473
Suzhou Venture Fund	7,987	7,740
Beijing Henglong (2)	4,017	5,241
Henglong Tianyu	998	1,070
Chongqing Jinghua	550	599
Jiangsu Intelligent	413	413
Total	$45,629	$49,766
(1)	In January, May and June 2021, Chongqing Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $0.8 million in the aggregate.
(2)	In January 2021, Beijing Henglong made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $1.5 million.
(3)	In April 2021, Hubei Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $2.4 million.

The condensed financial information of the Company’s significant equity investees for the three and six months ended June 30, 2021 are summarized as follows (figures are in thousands of USD):

	Three		Six
	Months Ended		Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$8,320	$—	$2,126	$—
Gross profit	8,320	—	2,126	—
Income from continuing operations	7,705	(231)	1,512	(183)
Net income	$7,705	$(231)	$1,512	$(183)

6.           Property, plant and equipment, net

The Company’s property, plant and equipment, net as of June 30, 2021 and December 31, 2020 are summarized as follows (figures are in thousands of USD):

	June 30, 2021	December 31, 2020
Costs:
Buildings	$62,470	$61,035
Machinery and equipment	240,136	233,273
Electronic equipment	6,612	6,491
Motor vehicles	5,113	5,064
Construction in progress	21,304	20,813
Total amount of property, plant and equipment	335,635	326,676
Less: Accumulated depreciation (1)	(199,736)	(185,672)
Total amount of property, plant and equipment, net (2)(3)	$135,899	$141,004
(1)	Depreciation charges were $6.4 million and $5.3 million for the three months ended June 30, 2021 and 2020, respectively, and $12.7 million and $10.6 million for the six months ended June 30, 2021 and 2020, respectively.
(2)	As of June 30, 2021 and December 31, 2020, the Company pledged property, plant and equipment with net book value of approximately $62.5 million and $66.1 million, respectively, as security for its comprehensive credit facilities with banks in China.
(3)	Interest costs capitalized for the three months ended June 30, 2021 and 2020, were $0.2 million and $0.3 million, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively.

7.           Loans

Loans consist of the following as of June 30, 2021 and December 31, 2020 (figures are in thousands of USD):

	June 30, 2021	December 31, 2020
Short-term bank loans (1)	$36,415	$36,575
Current portion of long-term government loan (2)	—	7,663
Subtotal	36,415	44,238
Long-term government loans (2)	—	7,663
Less: Current portion of long-term government loans (2)	—	(7,663)
Subtotal	—	—
Total bank and government loans	$36,415	$44,238
(1)	The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $173.0 million and $172.7 million, respectively, as of June 30, 2021 and December 31, 2020. As of June 30, 2021, and December 31, 2020, the Company has drawn down loans with an aggregate amount of $36.4 million and $36.6 million, respectively. The weighted average interest rate was 3.4% and 3.7%, respectively.
(2)	On August 7 and September 3, 2019, the Company borrowed from the local government loans of RMB 20.0 million and RMB 30.0 million, equivalent to approximately $3.0 million and $4.6 million, respectively. These loans were due for repayment on June 30, 2021 and have an interest rate of 3.80% per annum. As of June 30, 2021 and December 31, 2020, Henglong pledged nil and RMB 53.5 million, equivalent to approximately nil and $8.2 million, respectively, of notes receivable as collateral for the local government loans (See Note 3). The Company repaid these government loans on April 15, 2021.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants as of June 30, 2021.

8.           Accounts and notes payable

The Company’s accounts and notes payable as of June 30, 2021 and December 31, 2020 are summarized as follows (figures are in thousands of USD):

	June 30, 2021	December 31, 2020
Accounts payable - unrelated parties	$129,094	$132,349
Notes payable - unrelated parties (1)	79,346	80,173
Accounts and notes payable - unrelated parties	208,440	212,522
Accounts and notes payable - related parties	12,000	12,730
Total	$220,440	$225,252
(1)	Notes payable represent payables in the form of notes issued by the bank. As of June 30, 2021 and December 31, 2020, the Company has pledged cash of $34.2 million and $30.8 million, respectively. As of June 30, 2021 and December 31, 2020, the Company has pledged notes receivable of $4.4 million and $5.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of June 30, 2021 and December 31, 2020, the Company has used $45.3 million and $43.9 million, respectively, for issuing bank notes.

9.           Accrued expenses and other payables

The Company’s accrued expenses and other payables as of June 30, 2021 and December 31, 2020 are summarized as follows (figures are in thousands of USD):

	June 30, 2021	December 31, 2020
Warranty reserves (1)	$36,537	$36,215
Accrued expenses	8,752	8,627
Current portion of other long-term payable (See Note 10)	3,242	4,131
Payables for overseas transportation and custom clearance	1,358	3,278
Dividends payable to holders of non-controlling interests	464	460
Accrued interest	144	646
Other payables	1,224	2,250
Balance at end of year	$51,721	$55,607
(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three and six months ended June 30, 2021 and 2020, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of the period	$35,985	$32,642	$36,215	$32,907
Additions during the period	4,017	4,927	7,698	8,355
Settlement within the period	(4,085)	(3,564)	(7,730)	(6,739)
Foreign currency translation loss/(gain)	620	26	354	(492)
Balance at end of the period	$36,537	$34,031	$36,537	$34,031

10.         Other long-term payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor") and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was RMB 91.3 million (equivalent to $14.1 million as of June 30, 2021) and the sales price was RMB 100.0 million (equivalent to  $15.5 million as of June 30, 2021). Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over four years with a quarterly lease payment of approximately $1.1 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction was accounted for as a financing transaction by the Company. As of June 30, 2021, $3.2 million was recognized as other payable (See Note 9) and nil was recognized as the other long-term payable.

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

For the three and six months ended June 30, 2021, the Company recognized accretion of $0.007 million and $0.014 million respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings, respectively.

12.         Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three and six months ended June 30, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of the period	$64,361	$64,437	$64,273	$64,466
Share-based compensation	—	—	88	—
Acquisition of the non-controlling interest in Wuhu	(630)	—	(630)	—
Acquisition of the non-controlling interest in Universal Sensor Application Inc., "USAI"	—	—	—	(29)
Acquisition of the non-controlling interest in Changchun Hualong	—	(76)	—	(76)
Deemed distribution to shareholders	—	(88)	—	(88)
Balance at end of the period	$63,731	$64,273	$63,731	$64,273

13.       Stock Options

The Company’s stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005, and extended to June 27, 2025 at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 658,850 stock options under this plan, and there remain 1,541,150 stock options issuable in the future as of June 30, 2021.

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant, and will expire two to five years after the grant date. The stock options granted during the three months ended June 30, 2021 were exercisable immediately on the grant date. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of June 30, 2021, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

For the stock options granted during the six months ended June 30, 2021, assumptions used to estimate the fair value of stock options on the grant date is as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
February 3, 2021	76.91%	0.46%	5	0.00%

The stock options granted during the six months ended June 30, 2021 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model was $0.1 million. For the six months ended June 30, 2021 and 2020, the Company recognized stock-based compensation expenses of $0.1 million and nil, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-
		Weighted-	Average
		Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2020	30,000	$4.99	5
Expired	(7,500)	5.58	5
Outstanding - December 31, 2020	22,500	$4.79	5
Granted	22,500	6.26	5
Outstanding - June 30, 2021	45,000	$5.52	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at June 30, 2021:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$2.37 - $6.95	45,000	2.14	$5.52	45,000

As of June 30, 2021 and December 31, 2020, the total intrinsic value of the Company’s stock options that were exercisable was $0.2 million and $0.1 million, respectively.

For the three and six months ended June 30, 2021 and 2020, no Company’s stock options were exercised.

During the six months ended June 30, 2021, the weighted average fair value of the Company’s stock options granted was $3.92. No stock option was granted during the three months ended June 30, 2021 and 2020. No stock option was granted during the six months ended June 30, 2020.

14.         Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three months ended June 30, 2021 and 2020, no statutory reserve was appropriated by the subsidiaries in China.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three and six months ended June 30, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of the period	$11,303	$11,265	$11,303	$11,265
Balance at end of the period	$11,303	$11,265	$11,303	$11,265

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three and six months ended June 30, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of the period	$218,697	$220,481	$215,491	$221,298
Cumulative effect of accounting change - credit loss	—	—	—	(789)
Net income/(loss) attributable to parent company	3,207	(4,098)	6,420	(4,126)
Accretion of redeemable non-controlling interests	(7)	—	(14)	—
Balance at end of the period	$221,897	$216,383	$221,897	$216,383

15.         Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three and six months ended June 30, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of the period	$15,285	$(7,970)	$17,413	$(3,462)
Foreign currency translation adjustment attributable to parent company	5,234	302	3,106	(4,206)
Balance at end of the period	$20,519	$(7,668)	$20,519	$(7,668)

16.         Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021. As of June 30, 2021, the Company had cumulatively repurchased 322,269 of the shares that were authorized to be repurchased under the program that was approved on August 13, 2020. The repurchased shares are presented as “treasury stock” on the balance sheet.

17.         Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three and six months ended June 30, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of the period	$16,045	$18,694	$16,170	$20,250
Net loss attributable to non-controlling interests	(279)	(142)	(261)	(742)
Acquisition of the non-controlling interest in Wuhu	(444)	—	(444)	—
Acquisition of the non-controlling interest in USAI	—	—	—	29
Acquisition of the non-controlling interest in Changchun Hualong	—	(5)	—	(5)
Cumulative effect of accounting change - credit loss	—	—	—	(102)
Dividends declared to non-controlling interest holders of non-wholly owned subsidiaries	—	—	—	(430)
Foreign currency translation adjustment attributable to non-controlling interests	352	56	209	(397)
Balance at end of the period	$15,674	$18,603	$15,674	$18,603

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

Contract liabilities are mainly customer deposits. As of June 30, 2021 and December 31, 2020, the Company has customer deposits of $3.8 million and $1.5 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the six months ended June 30, 2021, $3.9 million was received and $1.6 million (including $1.5 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the six months ended June 30, 2020, $1.1 million was received and $0.8 million (including $0.8 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

19.         Financial expense, net

During the three and six months ended June 30, 2021 and 2020, the Company recorded financial expense, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$206	$397	$521	$748
Foreign exchange gain/(loss), net	191	(413)	(278)	(1,124)
Bank charges	(215)	(43)	(300)	(214)
Total financial expense, net	$182	$(59)	$(57)	$(590)

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

The calculations of basic and diluted income per share attributable to the parent company for the three months ended June 30, 2021 and 2020, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended June 30,
	2021	2020
Numerator:
Net income/(loss) attributable to the parent company’s common shareholders - Basic and Diluted	$3,200	$(4,098)
Denominator:
Weighted average shares outstanding	30,851,776	31,174,045
Dilutive effects of stock options	3,630	—
Denominator for dilutive income per share - Diluted	30,855,406	31,174,045

Net income/(loss) per share attributable to parent company’s common shareholders - Basic	$0.10	$(0.13)
Net income/(loss) per share attributable to parent company’s common shareholders - Diluted	$0.10	$(0.13)

The calculations of basic and diluted income per share attributable to the parent company for the six months ended June 30, 2021 and 2020, were as follows (figures are in thousands of USD, except share and per share amounts):

	Six Months Ended June 30,
	2021	2020
Numerator:
Net income/(loss) attributable to the parent company’s common shareholders - Basic and Diluted	$6,406	$(4,126)
Denominator:
Weighted average shares outstanding	30,851,776	31,174,045
Dilutive effects of stock options	4,795	—
Denominator for dilutive income per share - Diluted	30,856,571	31,174,045

Net income/(loss) per share attributable to parent company’s common shareholders - Basic	$0.21	$(0.13)
Net income/(loss) per share attributable to parent company’s common shareholders - Diluted	$0.21	$(0.13)

As of June 30, 2021, the exercise prices for 37,500 outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended June 30, 2021. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

As of June 30, 2021, the exercise prices for 30,000 outstanding stock options were above the weighted average market price of the Company’s common stock during the six months ended June 30, 2021. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

For the three and six months ended June 30, 2020, assumed conversion of the stock options has not been reflected in the dilutive calculation pursuant to ASC 260, “Earnings Per Share,” due to the anti-dilutive effect as a result of the Company’s net loss. The effects of all outstanding share options with common share equivalents of nil and 37 shares respectively, have been excluded from the calculation of the diluted loss per share for the three and six months ended June 30, 2020, due to their anti-dilutive effect.

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

22.         Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended June 30,
	2021	2020
Merchandise sold to related parties	$15,750	$16,105
Materials and others sold to related parties	522	446
Rental income obtained from related parties	135	164
Total	$16,407	$16,715

	Six Months Ended June 30,
	2021	2020
Merchandise sold to related parties	$32,325	$23,599
Materials and others sold to related parties	948	716
Rental income obtained from related parties	241	241
Total	$33,514	$24,556

Related purchases

	Three Months Ended June 30,
	2021	2020
Materials purchased from related parties	$7,197	$6,152
Equipment purchased from related parties	289	518
Total	$7,486	$6,670

	Six Months Ended June 30,
	2021	2020
Materials purchased from related parties	$15,411	$9,286
Equipment purchased from related parties	1,380	587
Others purchased from related parties	11	4
Total	$16,802	$9,877

Related receivables

	June 30, 2021	December 31, 2020
Accounts and notes receivable from related parties	$24,120	$17,622

Related advance payments

	June 30, 2021	December 31, 2020
Advance payments for property, plant and equipment to related parties	$2,234	$3,284
Advance payments and others to related parties	801	522
Total	$3,035	$3,806

Related payables

	June 30, 2021	December 31, 2020
Accounts and notes payable	$12,000	$12,730

These transactions were consummated under similar terms as those with the Company's third party customers and suppliers.

As of August 12, 2021, Hanlin Chen, the chairman of the board of directors of the Company, owns 57.9% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

23.         Commitments and contingencies

Legal proceedings

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. In November 2020, the Company reached a settlement to resolve the lawsuit for the sum of $55,998. The Company did not admit any liability in reaching the settlement. On February 5, 2021, the Court of Chancery conducted a hearing to confirm the settlement of the stockholder derivative action. The Court entered a Final Order and Judgment approving the settlement. The Court further ordered that the plaintiffs’ application for an award of attorneys’ fees and reimbursement of litigation expenses be reduced from $100,000 to $30,000. The Court’s Final Order and Judgment is publicly available on the Court of Chancery docket. As of June 30, 2021, the Company has received above settlement of $55,998 from the directors and paid the above attorneys’ fees and reimbursement of litigation expenses.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2021 (figures are in thousands of USD):

	Payment obligations by period
	2021	2022	2023	Thereafter	Total
Obligations for investment contracts (1)	$2,724	$—	$—	$—	$2,724
Obligations for purchasing and service agreements	20,001	1,565	—	—	21,566
Total	$22,725	$1,565	$—	$—	$24,290
(1)	In April 2019, Hubei Henglong entered into an agreement with other parties and committed to contribute RMB 5.0 million, equivalent to approximately $0.7 million, to Jiangsu Intelligent Networking Automotive Innovation Center Co. Ltd., “Jiangsu Intelligent”, representing 19.2% of Jiangsu Intelligent’s shares. As of June 30, 2021, Hubei Henglong has completed a capital contribution of RMB 3.0 million, equivalent to approximately $0.5 million. According to the agreement, the remaining capital commitment of RMB 2.0 million, equivalent to approximately $0.3 million, will be paid in 2021.

In November 2019, Hubei Henglong entered into an agreement with other parties and committed to purchase 70% of the shares of Hefei Senye Light Plastic Technology Co., Ltd. for total consideration of RMB 33.6 million, equivalent to approximately $5.2 million. As of June 30, 2021, Hubei Henglong has paid the amount of RMB 18.0 million, equivalent to approximately $2.8 million, which was reported in other non-current assets as the transfer of shares had not been consummated. According to the agreement, of the remaining consideration of RMB 15.6 million, equivalent to approximately $2.4 million, will be paid in 2021.

24.         Off-balance sheet arrangements

As of June 30, 2021 and December 31, 2020, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2021 and 2020, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

The Company’s product sector information for the three and six months ended June 30, 2021 and 2020, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income/(Loss)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Henglong	$49,135	$35,743	$144	$191
Jiulong	25,402	26,310	(476)	574
Shenyang	4,237	3,445	84	505
Wuhu	5,561	2,718	104	84
Hubei Henglong	31,857	11,419	664	(1,913)
Henglong KYB	16,660	12,563	(722)	(532)
Other Entities	21,554	12,829	3,936	(585)
Total Segments	154,406	105,027	3,734	(1,676)
Corporate	—	—	(832)	(1,027)
Eliminations	(33,802)	(21,843)	26	(1,537)
Total	$120,604	$83,184	$2,928	$(4,240)

	Net Product Sales		Net (Loss)/Income
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Henglong	$98,214	$59,650	$943	$(491)
Jiulong	59,121	39,069	524	(876)
Shenyang	8,329	6,238	437	335
Wuhu	9,720	5,521	111	323
Hubei Henglong	67,315	39,551	1,330	2,152
Henglong KYB	34,866	18,689	(557)	(1,439)
Other Entities	42,791	22,311	4,444	(2,520)
Total Segments	320,356	191,029	7,232	(2,516)
Corporate	—	—	(1,049)	(1,088)
Eliminations	(69,411)	(34,290)	(24)	(1,264)
Total	$250,945	$156,739	$6,159	$(4,868)

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

Most of the Company’s production and research and development institutes are located in China. As of June 30, 2021, the Company has approximately 4,526 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing work to improve its operations and business structure and achieve profitable growth.

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

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016. USAI was established in 2005, and the Company and Hubei Wanlong owned 83.34% and 16.66%, respectively. In May 2020, USAI merged with and into Wuhan Chuguanjie, a wholly-owned subsidiary of Wuhan Jielong, and it deregistered from the local business administration on April 28, 2020. Following the merger, 85.0% of Wuhan Chuguanjie was owned by the Company and 15.0% was owned by Hubei Wanlong. In April 2020, Hubei Henglong acquired 100.00% of the shares of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.20 million, equivalent to approximately $0.2 million. Changchun Hualong mainly engages in design and R&D of automotive parts. Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” was formed in December 2019, which mainly engages in the development, manufacturing and sale of high polymer materials. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu, for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. Following the acquisition, the Company owned 100% of the equity interests of Wuhu Henglong.

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

The Company considers an accounting estimate to be critical if:

●	It requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate, and
●	Changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

The table below presents information about the nature and rationale for the Company’s critical accounting estimates:

Balance Sheet Caption		Critical Estimate Item	Nature of Estimates Required	Assumptions/Approaches Used	Key Factors
Accrued liabilities and other long-term liabilities		Warranty obligations

Estimating warranty requires the Company to forecast the resolution of existing claims and expected future claims on products sold. OEMs (Original Equipment Manufacturers) are increasingly seeking to hold suppliers responsible for product warranties, which may impact the Company’s exposure to these costs.

				The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	●OEM sourcing ●OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments

The Company is required from time to time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.

				The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	●Future production estimates ●Customer preferences and decisions

Accounts receivable	Allowance for doubtful accounts		The Company is required from time to time to review the credit of customers and make timely provision of allowance for doubtful accounts.	The Company estimates the collect-ability of the receivables based on the future cash flows using historical experiences.	Customer credit

Inventory	Write-down of inventory

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended June 30,
	2021	2020	Change	Change %
Net product sales	$120,604	$83,184	$37,420	45.0
Cost of products sold	104,775	75,353	29,422	39.0
Gain on other sales	725	838	(113)	-13.5
Selling expenses	4,446	2,977	1,469	49.3
General and administrative expenses	6,063	4,759	1,304	27.4
Research and development expenses	5,926	6,125	(199)	-3.2
Other income, net	1,506	1,257	249	19.8
Interest expense	(294)	(446)	152	-34.1
Income taxes	198	(31)	229	-738.7
Net income/(loss)	2,928	(4,240)	7,168	-169.1
Net loss attributable to non-controlling interests	(279)	(142)	(137)	96.5
Net income/(loss) attributable to parent company’s common shareholders	3,200	(4,098)	7,298	-178.1%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	2021	2020	Change		2021	2020	Change
Henglong	$49,135	$35,743	$13,392	37.5%	$45,874	$33,060	$12,814	38.8%
Jiulong	25,402	26,310	(908)	-3.5	23,631	23,823	(192)	-0.8
Shenyang	4,237	3,445	792	23.0	3,435	2,755	680	24.7
Wuhu	5,561	2,718	2,843	104.6	4,862	2,392	2,470	103.3
Hubei Henglong	31,857	11,419	20,438	179.0	25,800	12,068	13,732	113.8
Henglong KYB	16,660	12,563	4,097	32.6	15,896	12,060	3,836	31.8
Other Entities	21,554	12,829	8,725	68.0	19,024	9,498	9,526	100.3
Total Segments	154,406	105,027	49,379	47.0	138,522	95,656	42,866	44.8
Elimination	(33,802)	(21,843)	(11,959)	54.7	(33,747)	(20,303)	(13,444)	66.2
Total	$120,604	$83,184	$37,420	45.0%	$104,775	$75,353	$29,422	39.0%

Net Product Sales

Net product sales were $120.6 million for the three months ended June 30, 2021, compared to $83.2 million for the same period in 2020, representing an increase of $37.4 million, or 45.0%, mainly due to the market recovery from COVID-19.

Net sales of traditional steering products and parts were $97.4 million for the three months ended June 30, 2021, compared to $67.7 million for the same period in 2020, representing an increase of $29.7 million, or 43.9%. Net sales of electric power steering (“EPS”) were $23.2 million for the three months ended June 30, 2021 and $15.5 million for the same period in 2020, representing an increase of $7.7 million, or 49.7%. As a percentage of net sales, sales of EPS were 19.2% for the three months ended June 30, 2021, compared with 18.6% for the same period in 2020.

The increase in net product sales was due to the effects of three major factors: i) the increase in sales volume led to a sales increase of $30.5 million due to the increase in demand as a result of the recovery of manufacturing and operations of the Company’s customers from the economic effects of COVID-19; ii) the decrease in average price of steering gears led to a sales decrease of $0.5 million; and iii) the appreciation of the RMB against the U.S. dollar in this quarter compared to the same quarter last year resulted in a sales increase of $7.4 million.

Further analysis by segment (before elimination) is as follows:

•

Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $49.1 million for the three months ended June 30, 2021, compared with $35.7 million for the three months ended June 30, 2020, representing an increase of $13.4 million, or 37.5%. An increase in sales volume led to a sales increase of $14.5 million, a decrease in selling price led to a sales decrease of $4.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $3.1 million.

•

Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $25.4 million for the three months ended June 30, 2021, compared with $26.3 million for the three months ended June 30, 2020, representing a decrease of $0.9 million, or 3.4%. A decrease in sales volume led to a sales decrease of $7.5 million, an increase in selling price led to a sales increase of $4.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $2.2 million.

•

Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd. (“Jinbei”), one of the major automotive manufacturers in China. Net product sales for Shenyang were $4.2 million for the three months ended June 30, 2021, compared to $3.4 million for the same period in 2020, representing an increase of $0.8 million, or 23.5%. An increase in sales volume led to a sales increase of $0.2 million, an increase in selling price led to a sales increase of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.3 million.

•

Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $5.6 million for the three months ended June 30, 2021, compared to $2.7 million for the same period in 2020, representing an increase of $2.9 million, or 107.4%. An increase in sales volumes led to a sales increase of $2.9 million, a decrease in selling prices led to a sales decrease of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.3 million.

•

Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $31.9 million for the three months ended June 30, 2021, compared with $11.4 million for the three months ended June 30, 2020, representing an increase of $20.5 million, or 179.8%. An increase in sales volume led to a sales increase of $10.6 million, an increase in selling price led to a sales increase of $8.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.2 million.

•

Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $16.7 million for the three months ended June 30, 2021, compared with $12.6 million for the three months ended June 30, 2020, representing an increase of $4.1 million, or 32.5%. An increase in sales volume led to a sales increase of $3.4 million, a decrease in selling price led to a sales decrease of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.2 million.

•

Net product sales for other entities were $21.5 million for the three months ended June 30, 2021, compared to $12.8 million for the same period in 2020, representing an increase of $8.7 million, or 68.0%, mainly caused by increases in sales of Jielong and Brazil.

Cost of Products Sold

For the three months ended June 30, 2021, the cost of products sold was $104.8 million, compared to $75.4 million for the same period of 2020, representing an increase of $29.4 million, or 39.0%. The increase in cost of sales was mainly due to the effect of the following major factors: i) the increase in sales volumes led to a cost of sales increase of $24.0 million; ii) the decrease in unit price led to a cost of sales decrease of $3.7 million; iii) the appreciation of the RMB against the U.S. dollar resulted in a cost of sales increase of $9.1 million. Further analysis is as follows:

•

Cost of products sold for Henglong was $45.9 million for the three months ended June 30, 2021, compared to $33.1 million for the same period of 2020, representing an increase of $12.8 million, or 38.7%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $14.3 million, a decrease in unit cost resulting in a cost of sales decrease of $4.5million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $3.0 million.

•

Cost of products sold for Jiulong was $23.6 million for the three months ended June 30, 2021, compared to $23.8 million for the same period of 2020, representing a decrease of $0.2 million, or 0.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $9.3 million, an increase in unit cost resulting in a cost of sales increase of $6.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $2.2 million.

•

Cost of products sold for Shenyang was $3.4 million for the three months ended June 30, 2021, compared to $2.8 million for the same period of 2020, representing an increase of $0.6 million, or 21.4%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $0.2 million, an increase in unit cost resulting in a cost of sale increase of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.2 million.

•

Cost of products sold for Wuhu was $4.9 million for the three months ended June 30, 2021, compared to $2.4 million for the same period of 2020, representing an increase of $2.5 million, or 104.2%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $2.6 million, a decrease in unit cost resulting in a cost of sales decrease of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.2 million.

•

Cost of products sold for Hubei Henglong was $25.8 million for the three months ended June 30, 2021, compared to $12.1 million for the same period of 2020, representing an increase of $13.7 million, or 113.2%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $4.5 million, an increase in unit cost resulting in a cost of sales increase of $8.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $1.1 million.

•

Cost of products sold for Henglong KYB was $15.9 million for the three months ended June 30, 2021, compared to $12.1 million for the same period of 2020, representing an increase of $3.8 million, or 31.4%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $3.4 million, a decrease in unit cost resulting in a cost of sales decrease of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $1.1 million.

•

Cost of products sold for other entities was $19.0 million for the three months ended June 30, 2021, compared to $9.5 million for the same period in 2020, representing an increase of $9.5 million, or 100.0%.

Gross margin was 13.1% for the three months ended June 30, 2021, compared to 9.4% for the same period of 2020, representing an increase of 3.7%. There was a significant decline in export sales to United States, which were the Company’s highest gross margin products, due to COVID-19, which resulted in the temporary shutdown of operations of our major customers in the second quarter of 2020. As our customers in the United States began re-opening operations, the Company’s export sales volume and gross margin increased.

Selling Expenses

Selling expenses were $4.4 million for the three months ended June 30, 2021, as compared to $3.0 million for the same period of 2020, representing an increase of $1.4 million, which was primarily due to higher payroll expenses and higher air freight charges.

General and Administrative Expenses

General and administrative expenses were $6.1 million for the three months ended June 30, 2021, as compared to $4.8 million for the same period of 2020, representing an increase of $1.3 million, or 27.1%, which was mainly due to the increased bad debt provision for accounts receivable and higher payroll expenses.

Research and Development Expenses

Research and development expenses were $5.9 million for the three months ended June 30, 2021, which is substantially consistent with $6.1 million for the three months ended June 30, 2020.

Other Income

Other income, net was $1.5 million for the three months ended June 30, 2021, which is substantially consistent with $1.3 million for the three months ended June 30, 2020.

Interest Expense

Interest expense was $0.3 million for the three months ended June 30, 2021, compared to $0.4 million for the three months ended June 30, 2020.

Income Taxes

Income tax expense was $0.2 million for the three months ended June 30, 2021, compared to income tax benefit of $0.1 million for the three months ended June 30, 2020, which was primarily due to the increase in income before income tax expenses.

Net loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.2 million for the three months ended June 30, 2021, compared to $0.1 million for the three months ended June 30, 2020.

Net Income/(loss) Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $3.1 million for the three months ended June 30, 2021, compared to net loss attributable to parent company’s common shareholders of $4.1 million for the three months ended June 30, 2020, representing an increase in net income attributable to parent company’s common shareholders of $7.2 million.

Results of Operations - Six Months Ended June 30, 2021 and 2020

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Six Months Ended June 30,
	2021	2020	Change	Change%
Net product sales	$250,945	$156,739	$94,206	60.1%
Cost of products sold	215,368	137,756	77,612	56.3
Gain on other sales	2,041	1,438	603	41.9
Selling expenses	10,055	5,095	4,960	97.4
General and administrative expenses	10,678	8,188	2,490	30.4
Research and development expenses	12,606	11,318	1,288	11.4
Other income, net	3,229	1,374	1,855	135.0
Interest expense	(637)	(811)	174	-21.5
Income taxes	839	483	356	73.7
Net income/(loss)	6,159	(4,868)	11,027	-226.5
Net loss attributable to non-controlling interests	(261)	(742)	481	-64.8
Net income/(loss) attributable to parent company’s common shareholders	6,406	(4,126)	10,532	-255.3%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	2021	2020	Change		2021	2020	Change
Henglong	$98,214	$59,650	$38,564	64.7%	$90,993	$56,129	$34,864	62.1%
Jiulong	59,121	39,069	20,052	51.3	54,299	37,170	17,129	46.1
Shenyang	8,329	6,238	2,091	33.5	6,748	5,176	1,572	30.4
Wuhu	9,720	5,521	4,199	76.1	8,734	4,767	3,967	83.2
Hubei Henglong	67,315	39,551	27,764	70.2	55,285	31,375	23,910	76.2
Henglong KYB	34,866	18,689	16,177	86.6	32,791	18,143	14,648	80.7
Other Entities	42,791	22,311	20,480	91.8	35,762	17,886	17,876	99.9
Total Segments	320,356	191,029	129,327	67.7	284,612	170,646	113,966	66.8
Elimination	(69,411)	(34,290)	(35,121)	102.4	(69,244)	(32,890)	(36,354)	110.5
Total	$250,945	$156,739	$94,206	60.1%	$215,368	$137,756	$77,612	56.3%

Net Product Sales

Net product sales were $250.9 million for the six months ended June 30, 2021, compared to $156.7 million for the same period of 2020, representing an increase of $94.2 million, or 60.1%, mainly due to the market recovery from COVID-19.

Net sales of traditional steering products and parts were $203.0 million for the six months ended June 30, 2021, compared to $133.1 million for the same period in 2020, representing an increase of $69.9 million, or 52.5%. Net sales of electric power steering (“EPS”) were $47.9 million for the six months ended June 30, 2021 and $23.6 million for the same period in 2020, representing an increase of $24.3 million, or 103.0%. As a percentage of net sales, sales of EPS were 19.1% for the six months ended June 30, 2021, compared to 15.1% for the same period in 2020.

The increase in net product sales was due to the effects of three major factors: i) the increase in sales volume led to a sales increase of $91.3 million due to the increase in demand as a result of the recovery of manufacturing and operations of the Company’s customers from the economic effects of COVID-19; ii) the decrease in average selling price of steering gears led to a sales decrease of $8.4 million; and iii) the depreciation of the RMB against the U.S. dollar in this period compared to the same period last year resulted in a sales increase of $11.3 million.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $98.2 million for the six months ended June 30, 2021, compared with $59.7 million for the six months ended June 30, 2020, representing an increase of $38.5 million, or 64.5%. An increase in sales volume led to a sales increase of $38.9 million, a decrease in selling price led to a sales decrease of $4.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $4.1 million.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $59.1 million for the six months ended June 30, 2021, compared with $39.1 million for the six months ended June 30, 2020, representing an increase of $20.0 million, or 51.2%.The increase was primarily due to the increased demand in the China commercial vehicle market after the COVID-19 pandemic along with China’s economic stimulus policies. An increase in sales volume led to a sales increase of $12.8 million, an increase in selling price led to a sales increase of $4.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $3.0 million.
●	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd., “Jinbei”, one of the major automotive manufacturers in China. Net product sales for Shenyang were $8.3 million for the six months ended June 30, 2021, compared to $6.2 million for the same period in 2020, representing an increase of $2.1 million, or 33.9%. An increase in sales volumes led to a sales increase of $1.7 million, a decrease in selling price led to a sales decrease of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.5 million.

●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $9.7 million for the six months ended June 30, 2021, compared to $5.5 million for the same period in 2020, representing an increase of $4.2 million, or 76.4%. An increase in sales volume led to a sales increase of $5.3 million, a decrease in selling price led to a sales decrease of $1.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.5 million.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $67.3 million for the six months ended June 30, 2021, compared to $39.6 million for the same period in 2020, representing an increase of $27.7 million, or 69.9%. An increase in sales volume led to a sales increase of $18.7 million, an increase in selling price led to a sales increase of $6.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $2.1 million.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $34.9 million for the six months ended June 30, 2021, compared with $18.7 million for the six months ended June 30, 2020, representing an increase of $16.2 million, or 86.6%. An increase in sales volume led to a sales increase of $15.5 million, a decrease in selling price led to a sales decrease of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.7 million.
●	Net product sales for other entities were $42.8 million for the six months ended June 30, 2021, compared to $22.3 million for the same period in 2020, representing an increase of $20.5 million, or 91.9%.

Cost of Products Sold

For the six months ended June 30, 2021, the cost of products sold was $215.4 million, compared to $137.8 million for the same period of 2020, representing an increase of $77.6 million, or 56.3%. The increase in cost of sales was mainly due to the effect of the following major factors: i) the increase in sales volumes led to a cost of sales increase of $74.6 million; ii) the decrease in unit cost led to a cost of sales decrease of $10.0 million; and iii) the depreciation of the RMB against the U.S. dollar resulted in a cost of sales increase of $13.0 million. Further analysis is as follows:

●	Cost of products sold for Henglong was $91.0 million for the six months ended June 30, 2021, compared to $56.1 million for the same period of 2020, representing an increase of $34.9 million, or 62.2%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $35.7 million, a decrease in unit cost resulting in a cost of sales decrease of $4.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $4.0 million.
●	Cost of products sold for Jiulong was $54.3 million for the six months ended June 30, 2021, compared to $37.2 million for the same period of 2020, representing an increase of $17.1 million, or 46.0%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $11.1 million, an increase in unit cost resulting in a cost of sales increase of $3.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $3.0 million.
●	Cost of products sold for Shenyang was $6.7 million for the six months ended June 30, 2021, compared to $5.2 million for the same period of 2020, representing an increase of $1.5 million, or 28.8%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $1.3 million, a decrease in unit cost resulting in a cost of sales decrease of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.4 million.
●	Cost of products sold for Wuhu was $8.7 million for the six months ended June 30, 2021, compared to $4.8 million for the same period of 2020, representing an increase of $3.9 million, or 81.3%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $4.9 million, a decrease in unit cost resulting in a cost of sales decrease of $1.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.3 million.

●	Cost of products sold for Hubei Henglong was $55.3 million for the six months ended June 30, 2021, compared to $31.4 million for the same period of 2020, representing an increase of $23.9 million, or 76.1%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $21.7 million, an increase in unit cost resulting in a cost of sales increase of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $1.8 million.
●	Cost of products sold for Henglong KYB was $32.8 million for the six months ended June 30, 2021, compared to $18.1 million for the same period of 2020, representing an increase of $14.7 million, or 81.2%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $14.6 million, a decrease in unit cost resulting in a cost of sales decrease of $1.4 million, and the depreciation of the RMB against the U.S. dollar resulting in a cost of sales increase of $1.5 million.
●	Cost of products sold for other entities was $35.8 million for the six months ended June 30, 2021, compared to $17.9 million for the same period in 2020, representing an increase of $17.9 million, or 100.0%.

Gross margin was 14.2% for the six months ended June 30, 2021, compared to 12.1% for the same period of 2020, representing an increase of 2.1%. There was a significant decline in export sales to United States, which were the Company’s highest gross margin products, due to COVID-19, which resulted in the temporary shutdown of operations of our major customers in the second quarter of 2020. As our customers in the United States began re-opening operations, the Company’s export sales volume and gross margin increased.

Selling Expenses

Selling expenses were $10.1 million for the six months ended June 30, 2021, as compared to $5.1 million for the same period of 2020, representing an increase of $5.0 million, or 98.0%, which was primarily due to increased sales volume and higher air freight charges.

General and Administrative Expenses

General and administrative expenses were $10.7 million for the six months ended June 30, 2021, as compared to $8.2 million for the same period of 2020, representing an increase of $2.5 million, or 30.5%, which was mainly due to the increased payroll expenses and the bad debt provision provided for accounts receivable.

Research and Development Expenses

Research and development expenses were $12.6 million for the six months ended June 30, 2021, as compared to $11.3 million for the six months ended June 30, 2020, representing an increase of $1.3 million, or 11.5%, which was mainly due to increased expenditures on R&D activities for EPS products.

Other Income

Other income, net was $3.2 million for the six months ended June 30, 2021, which was comprised of government subsidies, as compared to $1.4 million for the six months ended June 30, 2020, which was comprised of government subsidies and donation to the local government, representing an increase of $1.8 million, which was mainly due to donation of $1.1 million to the local government in the same period of  2020.

Interest Expense

Interest expense was $0.6 million for the six months ended June 30, 2021, compared to $0.8 million for the six months ended June 30, 2020.

Income Taxes

Income tax expense was $0.8 million for the six months ended June 30, 2021, compared to $0.5 million for the six months ended June 30, 2020, which was primarily due to the increase in income before income tax expenses.

Net loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.2 million for the six months ended June 30, 2021, compared to net loss attributable to non-controlling interests of $0.7 million for the six months ended June 30, 2020.

Net Income/(loss) Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $6.4 million for the six months ended June 30, 2021, compared to net loss attributable to parent company’s common shareholders of $4.1 million for the six months ended June 30, 2020, representing an increase in net income attributable to parent company’s common shareholders of $10.5 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of June 30, 2021, the Company had cash and cash equivalents and short-term investments of $100.9 million, compared to $107.4 million as of December 31, 2020, representing a decrease of $6.5 million, or 6.0%.

The Company had working capital (total current assets less total current liabilities) of $137.8 million as of June 30, 2021, compared to $121.2 million as of December 31, 2020, representing an increase of $16.6 million, or 13.7%.

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

The Company had short-term loans of $36.4 million (See Note 7) and bankers’ acceptances of $82.9 million (See Note 8) as of June 30, 2021.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances is expected to be reduced by approximately $16.6 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker's acceptances in the future, it may be required by the banks to provide additional mortgages of $16.6 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.5 million, which is 51.4%, the mortgage ratio, of $16.6 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of June 30, 2021, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available(2)	Used(3)	Value(4)
1. Comprehensive credit facilities	China Everbright Bank (1)	May 2022	3,096	3,053	9,823

2. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Oct 2021	20,124	5,368	22,771

3. Comprehensive credit facilities	China CITIC Bank (1)	Aug 2022	65,788	39,574	20,159
	China CITIC Bank (1)	Aug 2021	10,836	3,963	—
	China CITIC Bank	Jun 2022	3,344	1,548	6,827

4. Comprehensive credit facilities	Hubei Bank	Mar 2022	26,315	18,008	72,164

5. Comprehensive credit facilities	Bank of Chongqing	Sep 2021	774	232	2,418

6. Comprehensive credit facilities	Bank of China (1)	Nov 2021	17,956	—	—

7. Comprehensive credit facilities	China Merchants Bank (1)	Oct 2021	23,219	8,892	—

8. Comprehensive credit facilities	Agricultural Bank of China	Mar 2022	1,548	1,084	4,301

Total			$173,000	$81,722	$138,463

(1)The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong in addition to the above pledged assets. The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong. The comprehensive credit facilities with China Merchants Bank are guaranteed by Hubei Henglong. The comprehensive credit facilities with China Everbright Bank are guaranteed by Hubei Henglong.

(2)“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.

(3)“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $36.4 million and notes payable of $45.3 million as of June 30, 2021.

(4)In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of June 30, 2021, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $138.5 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s bank loan terms range from 6 months to 12 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $9.8 million as security for its comprehensive credit facility with China Everbright Bank.

2. Buildings with an assessed value of approximately $22.8 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

3. Land use rights and buildings with an assessed value of approximately $20.2 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

4. Land use rights and buildings with an assessed value of approximately $6.8 million as security for its comprehensive credit facility with China CITIC Bank Shenyang Branch.

5. Equipment with an assessed value of approximately $72.2 million as security for its revolving comprehensive credit facility with Hubei Bank.

6. Buildings with an assessed value of approximately $2.4 million as security for its comprehensive credit facility with Bank of Chongqing.

7. Buildings with an assessed value of approximately $4.3 million as security for its comprehensive credit facility with Agricultural Bank of China.

Short-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of June 30, 2021 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date

China CITIC Bank	Working Capital	Sep 11, 2020	12	1,548	5.22%	Pay monthly	Sep 11, 2021

Bank of ChongQing	Working Capital	Dec 29, 2020	9	232	4.05%	Pay monthly	Sep 19, 2021

Agricultural Bank of China	Working Capital	Mar 18, 2021	12	1,084	4.05%	Pay monthly	Mar 17, 2022

China CITIC Bank	Working Capital	Mar 22, 2021	12	4,183	3.45%	Pay in arrear	Mar 22, 2022

China CITIC Bank	Working Capital	Mar 22, 2021	12	6,949	3.45%	Pay in arrear	Mar 18, 2022

China CITIC Bank	Working Capital	April 29, 2021	12	1,548	4.35%	Pay monthly	April 29, 2022

China CITIC Bank	Working Capital	May 21, 2021	12	1,548	4.35%	Pay monthly	May 21, 2022

China CITIC Bank	Working Capital	May 28, 2021	12	1,548	4.35%	Pay monthly	May 28, 2022

China CITIC Bank	Working Capital	Jun 04, 2021	6	915	2.80%	Pay in arrear	Dec 02, 2021

China CITIC Bank	Working Capital	Jun 21, 2021	11	6,362	2.60%	Pay in arrear	May 17, 2022

China CITIC Bank	Working Capital	Jun 21, 2021	6	3,820	2.60%	Pay in arrear	Dec 17, 2021

China CITIC Bank	Working Capital	Jun 21, 2021	12	5,154	2.60%	Pay in arrear	Jun 21, 2022

China CITIC Bank	Working Capital	Jun 21, 2021	6	1,524	2.60%	Pay in arrear	Jan 17, 2022
				$36,415

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company has complied with such financial covenants as of June 30, 2021.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2021 (figures are in thousands of USD):

			Amount
			Payable on
Purpose	Term (Months)	Due Date	Due Date
Working Capital(1)	6	Jul. 2021	11,769
Working Capital(1)	6	Aug. 2021	12,469
Working Capital	6	Sep. 2021	17,890
Working Capital	6	Oct. 2021	11,855
Working Capital	6	Nov. 2021	12,865
Working Capital	6	Dec. 2021	16,024
Total (See Note 8)			$82,872
(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of June 30, 2021.

Cash Flows

(a)Operating Activities

Net cash provided in operating activities for the six months ended June 30, 2021 was $5.5 million, compared with net cash provided in operating activities of $31.4 million for the same period of 2020, representing a decrease in net cash inflows by $25.9 million, which was mainly due to (1) the increase in net income excluding non-cash items by $11.9 million, (2) the decrease in cash inflows from movements of accounts and notes receivable by $39.5 million, (3) the decrease in the cash outflows from movements of accounts and notes payable by $6.0 million, and (4) a combination of other factors contributing an increase of cash outflows by $4.3 million.

(b)Investing Activities

Net cash used in investing activities for the six months ended June 30, 2021 was $6.7 million, as compared to net cash used by investing activities of $30.6 million for the same period of 2020, representing a decrease in net cash outflows by $23.9 million, which was mainly due to the net effect of (1) a decrease in payments to acquire property, plant and equipment by $3.2 million, (2) an increase in cash received from proceeds from maturities of short-term investment and long-term time deposits by $19.5 million and (3) a combination of other factors contributing an increase of cash inflows by $1.2 million, primarily including an increase in purchase of short-term investment by $4.1 million, offset by a decrease in investment under the equity method by $5.3 million.

(c)Financing Activities

Net cash used by financing activities for the six months ended June 30, 2021 was $10.8 million, compared to net cash provided in financing activities of $0.2 million for the same period of 2020, representing an increase in net cash outflows by $11.0 million, which was mainly due to the net effect of (1) a decrease in proceeds from bank loan by $1.8 million, and (2) a increase in repayment of bank loans by $9.2 million.

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 regarding this matter.

ITEM 4.          CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. In November 2020, the Company reached a settlement to resolve the lawsuit for the sum of $55,998. The Company did not admit any liability in reaching the settlement. On February 5, 2021, the Court of Chancery conducted a hearing to confirm the settlement of the stockholder derivative action. The Court entered a Final Order and Judgment approving the settlement. The Court further ordered that the plaintiffs’ application for an award of attorneys’ fees and reimbursement of litigation expenses be reduced from $100,000 to $30,000. The Court’s Final Order and Judgment is publicly available on the Court of Chancery docket. As of June 30, 2021, the Company has received above settlement of $55,998 from the directors and paid the above attorneys’ fees and reimbursement of litigation expenses.

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

ITEM 1A.          RISK FACTORS.

The recent government interference into business activities of U.S. listed Chinese companies may negatively impact our operations.

Recently, certain PRC regulatory authorities issued Opinions on Strictly Cracking Down on Illegal Securities Activities, which were available to the public on July 6, 2021, which further emphasized their goal to strengthen the cross-board regulatory collaboration, to improve relevant laws and regulations on data security, cross-border data transmission, and confidential information management, and provided that efforts will be made to revise the regulations on strengthening the confidentiality and file management relating to the offering and listing of securities overseas, to implement the responsibility on information security of overseas listed companies, and to strengthen the standardized management of cross-border information provision mechanisms and procedures. However, these opinions were newly issued, and there were no further explanations or detailed rules or regulations with respect to such opinions, and there are still uncertainties regarding the interpretation and implementation of these opinions.  China intends to improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading. China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China has also opened a cyber security probe into several U.S.-listed tech giants focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data. If the Chinese government’s interference expands, our operations may be negatively impacted in a significant way, although, presently, there is no discernible immediate impact.

If the Company becomes directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matters. Any unfavorable results from the investigations could harm our business operations and our reputation.

Recently, U.S. public companies that have substantially all of their operations in China have been subjects of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities, lack of effective internal control over financial accountings, inadequate corporate governance and ineffective implementation thereof and, in many cases, allegations of fraud. As a result of enhanced scrutiny, criticism and negative publicity, the publicly traded stocks of many U.S. listed Chinese companies have sharply decreased in value and, in some cases, have become virtually worthless or illiquid. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effects the sector-wide investigations will have on the Company. If the Company becomes a subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, the Company will have to expend significant resources to investigate such allegations and defend the Company. If such allegations were not proven to be baseless, the Company would be severely hampered and the price of the stock of the Company could decline substantially. If such allegations were proven to be groundless, the investigation might have significantly distracted the attention of the Company’s management.

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

On June 22, 2021, the U.S. Senate passed a bill which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two.

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

Except for as set forth, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2020 Annual Report on Form 10-K.

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

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 12, 2021	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 12, 2021	By:	/s/ Jie Li
Jie Li
Chief Financial Officer