Form 10-Q
period 2021-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2021-11-12
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the Company had 30,851,776 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

INDEX

		Page

	Part I — Financial Information	4

Item 1.	Unaudited Financial Statements.	4
	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2021 and 2020	4
	Condensed Unaudited Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	6
	Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	7
	Notes to Condensed Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	39
Item 4.	Controls and Procedures.	39

	Part II — Other Information	40

Item 1.	Legal Proceedings.	40
Item 1A.	Risk Factors.	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	42
Item 3.	Defaults Upon Senior Securities.	42
Item 4.	Mine Safety Disclosures.	42
Item 5.	Other Information.	42
Item 6.	Exhibits.	43

Signatures		44

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

PART I — FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended September 30,
	2021	2020
Net product sales ($14,691 and $16,840 sold to related parties for the three months ended September 30, 2021 and 2020)	$108,231	$114,417
Cost of products sold ($6,505 and $7,012 purchased from related parties for the three months ended September 30, 2021 and 2020)	91,439	100,842
Gross profit	16,792	13,575
Gain on other sales	487	1,497
Less: Operating expenses
Selling expenses	4,802	3,800
General and administrative expenses	6,174	5,142
Research and development expenses	5,712	6,072
Total operating expenses	16,688	15,014
Income from operations	591	58
Other income	2,407	350
Interest expense	(255)	(403)
Financial expense, net	(821)	(2,313)
Income/(loss) before income tax expenses and equity in earnings of affiliated companies	1,922	(2,308)
Less: Income taxes expense/(benefit)	2,441	(189)
Add: Equity in earnings of affiliated companies	251	3,632
Net (loss)/income	(268)	1,513
Less: Net income/(loss) attributable to non-controlling interests	42	(848)
Accretion to redemption value of redeemable non-controlling interests	(7)	(3)
Net (loss)/income attributable to parent company’s common shareholders	$(317)	$2,358
Comprehensive income:
Net (loss)/income	$(268)	$1,513
Other comprehensive income:
Foreign currency translation (loss)/income, net of tax	(1,338)	12,774
Comprehensive (loss)/income	(1,606)	14,287
Comprehensive (loss)/income attributable to non-controlling interests	(40)	77
Accretion to redemption value of redeemable non-controlling interests	(7)	(3)
Comprehensive (loss)/income attributable to parent company	$(1,573)	$14,207

Net (loss)/income attributable to parent company’s common shareholders per share -
Basic	$(0.01)	$0.08
Diluted	$(0.01)	$0.08

Weighted average number of common shares outstanding -
Basic	30,851,776	31,112,076
Diluted	30,851,776	31,113,374

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Nine Months Ended September 30,
	2021	2020
Net product sales ($47,016 and $40,439 sold to related parties for the nine months ended September 30, 2021 and 2020)	$359,176	$271,156
Cost of products sold ($21,916 and $16,298 purchased from related parties for the nine months ended September 30, 2021 and 2020)	306,807	238,598
Gross profit	52,369	32,558
Gain on other sales	2,528	2,935
Less: Operating expenses
Selling expenses	14,857	8,895
General and administrative expenses	16,852	13,330
Research and development expenses	18,318	17,390
Total operating expenses	50,027	39,615
Income/(loss) from operations	4,870	(4,122)
Other income, net	5,636	1,724
Interest expense	(892)	(1,214)
Financial expense, net	(878)	(2,903)
Income/(loss) before income tax expenses and equity in earnings of affiliated companies	8,736	(6,515)
Less: Income taxes expense	3,280	294
Add: Equity in earnings of affiliated companies	435	3,454
Net income/(loss)	5,891	(3,355)
Less: Net loss attributable to non-controlling interests	(219)	(1,590)
Accretion to redemption value of redeemable non-controlling interests	(21)	(3)
Net income/(loss) attributable to parent company’s common shareholders	$6,089	$(1,768)
Comprehensive income:
Net income/(loss)	$5,891	$(3,355)
Other comprehensive income:
Foreign currency translation income, net of tax	1,977	8,171
Comprehensive income	7,868	4,816
Comprehensive loss attributable to non-controlling interests	(92)	(1,062)
Accretion to redemption value of redeemable non-controlling interests	(21)	(3)
Comprehensive income attributable to parent company	$7,939	$5,875

Net income/(loss) attributable to parent company’s common shareholders per share -
Basic	$0.20	$(0.06)
Diluted	$0.20	$(0.06)

Weighted average number of common shares outstanding -
Basic	30,851,776	31,153,162
Diluted	30,855,967	31,153,162

Share-based compensation included in operating expense above is as follows:
General and administrative expenses	88	—

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$80,729	$97,248
Pledged cash	34,272	30,813
Accounts and notes receivable, net - unrelated parties	200,221	216,519
Accounts and notes receivable - related parties	27,055	17,621
Inventories	106,427	88,325
Other current assets	28,762	25,132
Total current assets	477,466	475,658
Non-current assets:
Property, plant and equipment, net	129,249	141,004
Land use rights, net	10,623	10,774
Long-term investments	40,742	49,766
Other non-current assets	28,066	30,358
Total assets	$686,146	$707,560

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term loans	$42,210	$44,238
Accounts and notes payable - unrelated parties	203,132	212,522
Accounts and notes payable - related parties	11,975	12,730
Accrued expenses and other payables	52,293	55,607
Other current liabilities	22,228	29,387
Total current liabilities	331,838	354,484
Long-term liabilities:
Other long-term payable	—	1,126
Long-term tax payable	21,074	23,884
Other non-current liabilities	6,437	8,151
Total liabilities	$359,349	$387,645

Commitments and Contingencies (See Note 23)

Mezzanine equity:
Redeemable non-controlling interests	544	523

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued –32,338,302 and 32,338,302 shares as of September 30, 2021 and December 31, 2020, respectively	$3	$3
Additional paid-in capital	63,731	64,273
Retained earnings-
Appropriated	11,303	11,303
Unappropriated	221,580	215,491
Accumulated other comprehensive income	19,263	17,413
Treasury stock –1,486,526 and 1,486,526 shares as of September 30, 2021 and December 31, 2020, respectively	(5,261)	(5,261)
Total parent company stockholders' equity	310,619	303,222
Non-controlling interests	15,634	16,170
Total stockholders' equity	326,253	319,392
Total liabilities, mezzanine equity and stockholders' equity	$686,146	$707,560

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$5,891	$(3,355)
Adjustments to reconcile net income/(loss)from operations to net cash (used in)/provided by operating activities:
Share-based compensation	88	—
Depreciation and amortization	19,686	15,935
Provision/(reversal) of credit losses	1,644	(360)
Deferred income taxes	2,573	464
Equity in gain of affiliated companies	(435)	(3,454)
Government subsidy reclassified from government loans	—	287
Loss on fixed assets disposals	71	67
(Increase)/decrease in:
Accounts and notes receivable	6,631	29,454
Inventories	(17,500)	2,644
Other current assets	(129)	1,214
Increase/(decrease) in:
Accounts and notes payable	(11,506)	10,493
Accrued expenses and other payables	(2,325)	2,451
Long-term taxes payable	(2,809)	(2,809)
Other current liabilities	(7,462)	(289)
Other non-current liabilities	(285)	—
Net cash (used in)/provided by operating activities	(5,867)	52,742
Cash flows from investing activities:
(Decrease)/Increase in demand loans included in other non-current assets	(357)	44
Repayment of loan from a related party	154	—
Cash received from property, plant and equipment sales	252	1,444
Payments to acquire property, plant and equipment (including $929 and $1,677 paid to related parties for the nine months ended September 30, 2021 and 2020, respectively)	(5,344)	(8,879)
Payments to acquire intangible assets	(505)	(422)
Investment under the equity method	(308)	(5,360)
Purchase of short-term investments and long-term time deposits	(46,212)	(42,716)
Proceeds from maturities of short-term investments	40,016	21,626
Cash received from long-term investment	10,116	448
Net cash used in investing activities	(2,188)	(33,815)
Cash flows from financing activities:
Proceeds from bank loans	42,700	39,586
Repayments of bank loans	(44,854)	(50,550)
Repayments of the borrowing for sale and leaseback transaction	(3,328)	(3,078)
Cash received from capital contributions by non-controlling interest holder	—	722
Deemed distribution to shareholders	—	(88)
Acquisition of non-controlling interest	(538)	(81)
Repurchase of common shares	—	(1,000)
Net cash used in financing activities	(6,020)	(14,489)
Effects of exchange rate on cash, cash equivalents and pledged cash	1,015	2,647
Net (decrease)/increase in cash, cash equivalents and pledged cash	(13,060)	7,085
Cash, cash equivalents and pledged cash at beginning of the period	128,061	106,403
Cash, cash equivalents and pledged cash at end of the period	$115,001	$113,488

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2021 and 2020

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

The Company owns the following aggregate net interests in the following subsidiaries organized in the People’s Republic of China, the “PRC,” and Brazil as of September 30, 2021 and December 31, 2020.

	Percentage Interest
	September 30,	December 31,
Name of Entity	2021	2020
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [5]	100.00%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[12]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[13]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”[14]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”[15]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”[16]	100.00%	100.00%
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. The Company retained its controlling interest in Wuhu and the acquisition of the non-controlling interest was accounted for as an equity transaction.
6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
7.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.
12.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.
13.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.
14.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
15.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
16.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

2.           Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2021.

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

No accounting standards newly issued during the nine months ended September 30, 2021, had a material impact on the Company’s financial statements or disclosures.

(c)	Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2020.

3.           Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of September 30, 2021 and December 31, 2020 are summarized as follows (figures are in thousands of USD):

	September 30, 2021	December 31, 2020
Accounts receivable - unrelated parties	$124,743	$141,018
Notes receivable - unrelated parties	86,610	85,354
Total accounts and notes receivable - unrelated parties	211,353	226,372
Less: allowance for doubtful accounts - unrelated parties	(11,132)	(9,853)
Accounts and notes receivable, net - unrelated parties	200,221	216,519
Accounts and notes receivable - related parties	27,494	17,622
Less: allowance for doubtful accounts - related parties	(439)	(1)
Accounts and notes receivable, net - related parties	27,055	17,621
Accounts and notes receivable, net	$227,276	$234,140

Notes receivables represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of September 30, 2021 and December 31, 2020, the Company pledged its notes receivable in amounts of nil and $8.2 million, respectively, as collateral in favor of the local government for the government loans; and pledged its notes receivable in amounts of $10.0 million and $5.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity (See Note 8).

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of cash operations, amounted to $1.3 million and $1.7 million for the three and nine months ended September 30, 2021, respectively.

Provision for doubtful accounts and notes receivable reversed, as provided in the unaudited consolidated statements of operations amounted to $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

During the three months ended September 30, 2021, the Company’s five largest customers accounted for 43.0% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 17.1%. During the nine months ended September 30, 2021, the Company’s five largest customers accounted for 39.2% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net sales, i.e., 17.3%. As of September 30, 2021, approximately 9.0% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the three months ended September 30, 2020, the Company’s five largest customers accounted for 53.0% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net sales, i.e., 27.3%. During the nine months ended September 30, 2020, the Company’s five largest customers accounted for 47.8% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net sales, i.e., 23.5%. As of September 30, 2020, approximately 10.5% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

4.           Inventories

The Company’s inventories as of September 30, 2021 and December 31, 2020 consisted of the following (figures are in thousands of USD):

	September 30, 2021	December 31, 2020
Raw materials	$30,567	$24,367
Work in process	9,267	10,098
Finished goods	66,593	53,860
Total	$106,427	$88,325

The Company recorded $0.7 million and $0.9 million of inventory write-down to cost of product sold for the three months ended September 30, 2021 and 2020, respectively, and $3.0 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively.

5.           Long-term investments

The Company’s long-term investments as of September 30, 2021 and December 31, 2020, are summarized as follows (figures are in thousands of USD):

	September 30, 2021	December 31, 2020
Chongqing Venture Fund (1)	$16,296	$20,230
Hubei Venture Fund (2)	11,923	14,473
Suzhou Venture Fund (3)	6,238	7,740
Beijing Henglong (4)	4,053	5,241
Henglong Tianyu	996	1,070
Chongqing Jinghua	532	599
Jiangsu Intelligent	704	413
Total	$40,742	$49,766
(1)	In January, May, June and August 2021, Chongqing Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $4.7 million in the aggregate.
(2)	In April 2021, Hubei Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $2.4 million.
(3)	In August 2021, Suzhou Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $1.4 million.
(4)	In January 2021, Beijing Henglong made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $1.5 million.

The condensed financial information of the Company’s significant equity investees for the three and nine months ended September 30, 2021 and 2020 are summarized as follows (figures are in thousands of USD):

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$3,811	$22,197	$5,937	$22,197
Gross profit	3,811	22,197	5,937	22,197
Income from continuing operations	3,805	22,202	5,318	22,019
Net income	$3,805	$22,202	$5,318	$22,019

6.           Property, plant and equipment, net

The Company’s property, plant and equipment, net as of September 30, 2021 and December 31, 2020 are summarized as follows (figures are in thousands of USD):

	September 30, 2021	December 31, 2020
Costs:
Buildings	$68,687	$61,035
Machinery and equipment	243,026	233,273
Electronic equipment	6,904	6,491
Motor vehicles	5,104	5,064
Construction in progress	11,396	20,813
Total amount of property, plant and equipment	335,117	326,676
Less: Accumulated depreciation (1)	(205,868)	(185,672)
Total amount of property, plant and equipment, net (2)(3)	$129,249	$141,004
(1)	Depreciation charges were $6.4 million and $4.9 million for the three months ended September 30, 2021 and 2020, respectively, and $19.1 million and $15.5 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)	As of September 30, 2021 and December 31, 2020, the Company pledged property, plant and equipment with net book value of approximately $61.2 million and $66.1 million, respectively, as security for its comprehensive credit facilities with banks in China.
(3)	Interest costs capitalized for the three months ended September 30, 2021 and 2020, were $0.1 million and $0.2 million, respectively, and $0.5 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively.

7.           Loans

Loans consist of the following as of September 30, 2021 and December 31, 2020 (figures are in thousands of USD):

	September 30, 2021	December 31, 2020
Short-term bank loans (1)	$42,210	$36,575
Current portion of long-term government loan (2)	—	7,663
Subtotal	42,210	44,238
Long-term government loans (2)	—	7,663
Less: Current portion of long-term government loans (2)	—	(7,663)
Subtotal	—	—
Total bank and government loans	$42,210	$44,238
(1)	The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $160.8 million and $172.7 million, respectively, as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company has drawn down loans with an aggregate amount of $42.2 million and $36.6 million, respectively. The weighted average interest rate was 3.4% and 3.7%, respectively.
(2)	On August 7 and September 3, 2019, the Company borrowed from the local government loans of RMB 20.0 million and RMB 30.0 million, equivalent to approximately $3.0 million and $4.6 million, respectively. These loans are due for repayment on September 30, 2021 and have an interest rate of 3.80% per annum. As of September 30, 2021 and December 31, 2020, Henglong pledged nil and RMB 53.5 million, equivalent to approximately nil and $8.2 million, respectively, of notes receivable as collateral for the local government loans (See Note 3). The Company repaid these government loans on April 15, 2021.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants as of September 30, 2021.

8.           Accounts and notes payable

The Company’s accounts and notes payable as of September 30, 2021 and December 31, 2020 are summarized as follows (figures are in thousands of USD):

	September 30, 2021	December 31, 2020
Accounts payable - unrelated parties	$124,320	$132,349
Notes payable - unrelated parties (1)	78,812	80,173
Accounts and notes payable - unrelated parties	203,132	212,522
Accounts and notes payable - related parties	11,975	12,730
Total	$215,107	$225,252
(1)	Notes payable represent payables in the form of notes issued by the bank. As of September 30, 2021 and December 31, 2020, the Company has pledged cash of $34.3 million and $30.8 million, respectively. As of September 30, 2021 and December 31, 2020, the Company has pledged notes receivable of $10.0 million and $5.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of September 30, 2021 and December 31, 2020, the Company has used $38.9 million and $43.9 million, respectively, for issuing bank notes.

9.           Accrued expenses and other payables

The Company’s accrued expenses and other payables as of September 30, 2021 and December 31, 2020 are summarized as follows (figures are in thousands of USD):

	September 30, 2021	December 31, 2020
Warranty reserves(1)	$36,921	$36,215
Accrued expenses	7,479	8,627
Current portion of other long-term payable (See Note 10)	2,172	4,131
Payables for overseas transportation and custom clearance	2,720	3,278
Dividends payable to holders of non-controlling interests	463	460
Accrued interest	358	646
Other payables	2,180	2,250
Balance at end of year	$52,293	$55,607
(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three and nine months ended September 30, 2021 and 2020, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of the period	$36,537	$34,031	$36,215	$32,907
Additions during the period	4,551	3,947	12,249	12,303
Settlement within the period	(4,022)	(4,480)	(11,752)	(11,218)
Foreign currency translation (gain)/loss	(145)	1,339	209	845
Balance at end of the period	$36,921	$34,837	$36,921	$34,837

10.         Other long-term payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor") and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was RMB 91.3 million (equivalent to $14.1 million as of September 30, 2021) and the sales price was RMB 100.0 million (equivalent to  $15.4 million as of September 30, 2021). Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over four (4) years with a quarterly lease payment of approximately $1.1 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction was accounted for as a financing transaction by the Company. As of September 30, 2021, $2.2 million was recognized as other payable (See Note 9) and nil was recognized as the other long-term payable.

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

For the three months and nine months ended September 30, 2021, the Company recognized accretion of $0.007 million and $0.021 million, respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings, respectively.

12.         Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three and nine months ended September 30, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of the period	$63,731	$64,273	$64,273	$64,466
Share-based compensation	—	—	88	—
Acquisition of the non-controlling interest in Wuhu	—	—	(630)	—
Acquisition of the non-controlling interest in Universal Sensor Application Inc., “USAI”	—	—	—	(29)
Acquisition of the non-controlling interest in Changchun Hualong	—	—	—	(76)
Deemed distribution to shareholders	—	—	—	(88)
Balance at end of the period	$63,731	$64,273	$63,731	$64,273

13.       Stock Options

The Company’s stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005, and extended to June 27, 2025 at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 658,850 stock options under this plan, and there remain 1,541,150 stock options issuable in the future as of September 30, 2021.

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant, and will expire two to five years after the grant date. The stock options granted during the three months ended September 30, 2021 were exercisable immediately on the grant date. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of September 30, 2021, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

For the stock options granted during the nine months ended September 30, 2021, assumptions used to estimate the fair value of stock options on the grant date is as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
February 3, 2021	76.91%	0.46%	5	0.00%

The stock options granted during the nine months ended September 30, 2021 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model was $0.1 million. For the nine months ended September 30, 2021 and 2020, the Company recognized stock-based compensation expenses of $0.1 million and nil, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-
		Weighted-	Average
		Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2020	30,000	$4.99	5
Expired	(7,500)	4.58	5
Outstanding - December 31, 2020	22,500	$4.79	5
Granted	22,500	6.26	5
Outstanding - September 30, 2021	45,000	$5.52	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable on September 30, 2021:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$2.37 - $6.95	45,000	1.89	5.52	45,000

As of September 30, 2021 and December 31, 2020, the total intrinsic value of the Company’s stock options that were exercisable was $0.2 million and $0.1 million, respectively.

For the three months and nine months ended September 30, 2021 and 2020, no Company’s stock options were exercised.

During the nine months ended September 30, 2021, the weighted average fair value of the Company’s stock options granted was $3.92. No stock option was granted during the three months ended September 30, 2021 and 2020. No stock option was granted during the nine months ended September 30, 2020.

14.         Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three and nine months ended September 30, 2021 and 2020, no statutory reserve was appropriated by the subsidiaries in China.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three and nine months ended September 30, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of the period	$11,303	$11,265	$11,303	$11,265
Balance at end of the period	$11,303	$11,265	$11,303	$11,265

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three and nine months ended September 30, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of the period	$221,897	$216,383	$215,491	$221,298
Cumulative effect of accounting change - credit loss	—	—	—	(789)
Net (loss)/income attributable to parent company	(310)	2,361	6,110	(1,765)
Accretion of redeemable non-controlling interests	(7)	(3)	(21)	(3)
Balance at end of the period	$221,580	$218,741	$221,580	$218,741

15.         Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three and nine months ended September 30, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of the period	$20,519	$(7,668)	$17,413	$(3,462)
Foreign currency translation adjustment attributable to parent company	(1,256)	11,849	1,850	7,643
Balance at end of the period	$19,263	$4,181	$19,263	$4,181

16.         Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021. As of September 30, 2021, the Company had cumulatively repurchased 322,269 of the shares that were authorized to be repurchased under the program that was approved on August 13, 2020. The repurchased shares are presented as “treasury stock” on the balance sheet.

17.         Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three and nine months ended September 30, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of the period	$15,674	$18,603	$16,170	$20,250
Net income/(loss) attributable to non-controlling interests	42	(848)	(219)	(1,590)
Contribution by non-controlling shareholder of Wuhu Hongrun	—	217	—	217
Acquisition of the non-controlling interest in USAI	—	—	—	29
Acquisition of the non-controlling interest in Changchun Hualong	—	—	—	(5)
Acquisition of the non-controlling interest in Wuhu	—	—	(444)	—
Cumulative effect of accounting change - credit loss	—	—	—	(102)
Dividends declared to non-controlling interest holders of non-wholly owned subsidiaries	—	—	—	(430)
Foreign currency translation adjustment attributable to non-controlling interests	(82)	925	127	528
Balance at end of the period	$15,634	$18,897	$15,634	$18,897

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

Contract liabilities are mainly customer deposits. As of September 30, 2021 and December 31, 2020, the Company has customer deposits of $1.7 million and $1.5 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the nine months ended September 30, 2021, $6.0 million was received and $5.8 million (including $1.5 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the three months ended September 30, 2020, $2.1 million was received and $4.2 million (including $3.8 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

19.         Financial expense, net

During the three and nine months ended September 30, 2021 and 2020, the Company recorded financial expense, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$227	$393	$748	$1,142
Foreign exchange loss, net	(1,015)	(2,672)	(1,293)	(3,797)
Bank charges	(33)	(34)	(333)	(248)
Total financial expense, net	$(821)	$(2,313)	$(878)	$(2,903)

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

The calculations of basic and diluted (loss)/income per share attributable to the parent company for the three months ended September 30, 2021 and 2020, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended September 30,
	2021	2020
Numerator:
Net (loss)/income attributable to the parent company’s common shareholders - Basic and Diluted	$(317)	$2,358
Denominator:
Weighted average shares outstanding	30,851,776	31,112,076
Dilutive effects of stock options	—	1,298
Denominator for dilutive income per share - Diluted	30,851,776	31,113,374

Net (loss)/income per share attributable to parent company’s common shareholders - Basic	$(0.01)	$0.08
Net (loss)/income per share attributable to parent company’s common shareholders - Diluted	$(0.01)	$0.08

The calculations of basic and diluted income/(loss) per share attributable to the parent company for the nine months ended September 30, 2021 and 2020, were as follows (figures are in thousands of USD, except share and per share amounts):

	Nine Months Ended September 30,
	2021	2020
Numerator:
Net income/(loss) attributable to the parent company’s common shareholders - Basic and Diluted	$6,089	$(1,768)
Denominator:
Weighted average shares outstanding	30,851,776	31,153,162
Dilutive effects of stock options	4,191	—
Denominator for dilutive income per share - Diluted	30,855,967	31,153,162

Net income/(loss) per share attributable to parent company’s common shareholders - Basic	$0.20	$(0.06)
Net income/(loss) per share attributable to parent company’s common shareholders - Diluted	$0.20	$(0.06)

As of September 30, 2021, the exercise prices for 30,000 outstanding stock options were above the weighted average market price of the Company’s common stock during the nine months ended September 30, 2021. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

As of September 30, 2020, the exercise prices for 22,500 outstanding stock options were above the weighted average market price of the Company's common stock during the three months ended September 30, 2020. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

For the three months ended September 30, 2021 and the nine months ended September 30, 2020, assumed conversion of the stock options has not been reflected in the dilutive calculation pursuant to ASC 260, "Earnings Per Share," due to the anti-dilutive effect as a result of the Company's net loss. The effects of all outstanding share options with common share equivalents of 2,983 and 457 shares, respectively, have been excluded from the calculation of the diluted loss per share for the three months ended September 30, 2021 and the nine months ended September 30, 2020, due to their anti-dilutive effect.

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

22.         Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related sales

	Three Months Ended September 30,
	2021	2020
Merchandise sold to related parties	$14,691	$16,840
Materials and others sold to related parties	365	479
Rental income obtained from related parties	132	70
Total	$15,188	$17,389

	Nine Months Ended September 30,
	2021	2020
Merchandise sold to related parties	$47,016	$40,439
Materials and others sold to related parties	1,313	1,179
Rental income obtained from related parties	373	311
Total	$48,702	$41,929

Related purchases

	Three Months Ended September 30,
	2021	2020
Materials purchased from related parties	$6,505	$7,012
Equipment purchased from related parties	537	280
R&D service purchased from related parties	831	—
Others purchased from related parties	—	22
Total	$7,873	$7,314

	Nine Months Ended September 30,
	2021	2020
Materials purchased from related parties	$21,916	$16,298
Equipment purchased from related parties	1,917	867
R&D service purchased from related parties	831	—
Others purchased from related parties	11	26
Total	$24,675	$17,191

Related receivables

	September 30, 2021	December 31, 2020
Accounts and notes receivable from related parties	$27,494	$17,622

Related advance payments

	September 30, 2021	December 31, 2020
Advance payments for property, plant and equipment to related parties	$2,391	$3,284
Advance payments and others to related parties	1,366	522
Total	$3,757	$3,806

Related payables

	September 30, 2021	December 31, 2020
Accounts and notes payable	$11,975	$12,730

These transactions were consummated under similar terms as those with the Company's third-party customers and suppliers.

As of November 12, 2021, Hanlin Chen, the chairman of the board of directors of the Company, owns 57.9% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

23.         Commitments and contingencies

Legal proceedings

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. In November 2020, the Company reached a settlement to resolve the lawsuit for the sum of $55,998. The Company did not admit any liability in reaching the settlement. On February 5, 2021, the Court of Chancery conducted a hearing to confirm the settlement of the stockholder derivative action. The Court entered a Final Order and Judgment approving the settlement. The Court further ordered that the plaintiffs’ application for an award of attorneys’ fees and reimbursement of litigation expenses be reduced from $100,000 to $30,000. The Court’s Final Order and Judgment is publicly available on the Court of Chancery docket. As of September 30, 2021, the Company has received above settlement of $55,998 from the directors and paid the above attorneys’ fees and reimbursement of litigation expenses.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of September 30, 2021 (figures are in thousands of USD):

	Payment obligations by period
	2021	2022	2023	Thereafter	Total
Obligations for investment contracts (1)	$2,405	$—	$—	$—	$2,405
Obligations for purchasing and service agreements	19,633	1,332	—	—	20,965
Total	$22,038	$1,332	$—	$—	$23,370
(1)	In November 2019, Hubei Henglong entered into an agreement with other parties and committed to purchase 70% of the shares of Hefei Senye Light Plastic Technology Co., Ltd. for total consideration of RMB 33.6 million, equivalent to approximately $5.2 million. As of September 30, 2021, Hubei Henglong has paid RMB 18.0 million, equivalent to approximately $2.8 million, which was reported in other non-current assets as the transfer of shares had not been consummated. According to the agreement, the remaining consideration of RMB 15.6 million, equivalent to approximately $2.4 million, will be paid in 2021.

24.         Off-balance sheet arrangements

As of September 30, 2021 and December 31, 2020, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2021 and 2020, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

The Company’s product sector information for the three months and nine months ended September 30, 2021 and 2020, is as follows (figures are in thousands of USD):

	Net Product Sales		Net (Loss)/Income
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Henglong	$39,937	$41,001	$(1,820)	$193
Jiulong	17,127	25,879	126	823
Shenyang	3,659	3,622	(251)	(5)
Wuhu	7,878	3,221	6	(100)
Hubei Henglong	31,023	37,014	563	3,239
Henglong KYB	19,095	14,298	485	(2,045)
Other Entities	24,456	16,743	1,027	150
Total Segments	143,175	141,778	136	2,255
Corporate	—	—	(172)	(678)
Eliminations	(34,944)	(27,361)	(232)	(64)
Total	$108,231	$114,417	$(268)	$1,513

	Net Product Sales		Net (Loss)/Income
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Henglong	$138,151	$100,651	$(877)	$(298)
Jiulong	76,248	64,948	650	(53)
Shenyang	11,988	9,860	186	330
Wuhu	17,598	8,742	117	223
Hubei Henglong	98,338	76,565	1,893	5,391
Henglong KYB	53,961	32,987	(72)	(3,484)
Other Entities	67,247	39,054	5,470	(2,370)
Total Segments	463,531	332,807	7,367	(261)
Corporate	—	—	(1,221)	(1,766)
Eliminations	(104,355)	(61,651)	(255)	(1,328)
Total	$359,176	$271,156	$5,891	$(3,355)

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s condensed unaudited consolidated financial statements and the related notes thereto and the other financial information contained elsewhere in this Report.

General Overview

China Automotive Systems, Inc. is a leading power steering systems supplier for the China automobile industry. The Company has business relationships with more than sixty vehicle manufacturers, including China’s top ranking domestic automobile manufacturers such as JAC motors, Changan Automobile Group, BAIC Group, Dongfeng Group, Brilliance Jinbei, Chery, BYD and Zhejiang Geely as well as Sino-foreign or foreign automobile manufacturer such as General Motors, Citroen, Fiat Chrysler North America and Ford. Starting in 2008, the Company has supplied power steering gears to the Sino-foreign joint ventures established by GM, Citroen and Volkswagen in China. The Company has supplied power steering gear to Fiat Chrysler North America since 2009 and to Ford Motor Company since 2016.

Most of the Company’s production and research and development institutes are located in China. As of September 30, 2021, the Company has approximately 4,529 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing work to improve its operations and business structure and achieve profitable growth.

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

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations,high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016. USAI was established in 2005, and the Company and Hubei Wanlong owned 83.34% and 16.66%, respectively. In May 2020, USAI merged with and into Wuhan Chuguanjie, a wholly-owned subsidiary of Wuhan Jielong, and it deregistered from the local business administration on April 28, 2020. Following the merger, 85.0% of Wuhan Chuguanjie was owned by the Company and 15.0% was owned by Hubei Wanlong. In April 2020, Hubei Henglong acquired 100.00% of the shares of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.20 million, equivalent to approximately $0.2 million. Changchun Hualong mainly engages in design and R&D of automotive parts. Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” was formed in December 2019, which mainly engages in the development, manufacturing and sale of high polymer materials. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu, for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. Following the acquisition, the Company owned 100% of the equity interests of Wuhu.

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

Results of Operations - Three Months Ended September 30, 2021 and 2020

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended September 30,
	2021	2020	Change	Change %
Net product sales	$108,231	$114,417	$(6,186)	-5.4%
Cost of products sold	91,439	100,842	(9,403)	-9.3
Gain on other sales	487	1,497	(1,010)	-67.5
Selling expenses	4,802	3,800	1,002	26.4
General and administrative expenses	6,174	5,142	1,032	20.1
Research and development expenses	5,712	6,072	(360)	-5.9
Other income	2,407	350	2,057	587.7
Interest expense	(255)	(403)	148	-36.7
Income taxes	2,441	(189)	2,630	-1,391.5
Net (loss)/income	(268)	1,513	(1,781)	-117.7
Net income/(loss) attributable to non-controlling interests	42	(848)	890	-105.0
Net (loss)/income attributable to parent company’s common shareholders	(317)	2,358	(2,675)	-113.4%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	2021	2020	Change		2021	2020	Change
Henglong	$39,937	$41,001	$(1,064)	-2.6%	$37,800	$37,940	$(140)	-0.4%
Jiulong	17,127	25,879	(8,752)	-33.8	15,483	22,589	(7,106)	-31.5
Shenyang	3,659	3,622	37	1.0	3,095	2,934	161	5.5
Wuhu	7,878	3,221	4,657	144.6	7,436	2,968	4,468	150.5
Hubei Henglong	31,023	37,014	(5,991)	-16.2	25,111	32,366	(7,255)	-22.4
Henglong KYB	19,095	14,298	4,797	33.6	17,163	14,764	2,399	16.2
Other Entities	24,456	16,743	7,713	46.1	19,824	13,706	6,118	44.6
Total Segments	143,175	141,778	1,397	1.0	125,912	127,267	(1,355)	-1.1
Elimination	(34,944)	(27,361)	(7,583)	27.7	(34,473)	(26,425)	(8,048)	30.5
Total	$108,231	$114,417	$(6,186)	-5.4%	$91,439	$100,842	$(9,403)	-9.3%

Net Product Sales

Net product sales were $108.2 million for the three months ended September 30, 2021, compared to $114.4 million for the same period in 2020, representing a decrease of $6.2 million, or 5.4%, mainly due to the decline in market demand as a result of the chips shortage and other overall auto market trends.

Net sales of traditional steering products and parts were $78.8 million for the three months ended September 30, 2021, compared to $97.7 million for the same period in 2020, representing a decrease of $18.9 million, or 19.3%. Net sales of electric power steering (“EPS”) were $29.4 million for the three months ended September 30, 2021 and $16.7 million for the same period in 2020, representing an increase of $12.7 million, or 76.0%. As a percentage of net sales, sales of EPS were 27.2% for the three months ended September 30, 2021, compared with 14.6% for the same period in 2020.

The decrease in net product sales was due to the effects of three major factors: i) the decrease in sales volume led to a sales decrease of $11.3 million due to the decline in market demand as a result of the chips shortage and other overall auto market trends; ii) the decrease in average price of steering gears led to a sales decrease of $3.5 million; and iii) the appreciation of the RMB against the U.S. dollar in this quarter compared to the same quarter last year resulted in a sales increase of $8.6 million.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $39.9 million for the three months ended September 30, 2021, compared with $41.0 million for the three months ended September 30, 2020, representing a decrease of $1.1 million, or 2.7%. An increase in sales volume led to a sales increase of $1.3 million, a decrease in selling price led to a sales decrease of $5.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $2.6 million.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $17.1 million for the three months ended September 30, 2021, compared with $25.9 million for the three months ended September 30, 2020, representing a decrease of $8.8 million, or 34.0%. A decrease in sales volume led to a sales decrease of $9.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.1 million.
●	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd. (“Jinbei”), one of the major automotive manufacturers in China. Net product sales for Shenyang were $3.7 million for the three months ended September 30, 2021, compared to $3.6 million for the same period in 2020, representing an increase of $0.1 million, or 2.8%, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.1 million.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $7.9 million for the three months ended September 30, 2021, compared to $3.2 million for the same period in 2020, representing an increase of $4.7 million. An increase in sales volumes led to a sales increase of $4.1 million, an increase in selling prices led to a sales increase of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.5 million.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $31.0 million for the three months ended September 30, 2021, compared with $37.0 million for the three months ended September 30, 2020, representing a decrease of $6.0 million, or 16.2%. A decrease in sales volume led to a sales decrease of $13.7 million, an increase in selling price led to a sales increase of $5.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $2.0 million.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $19.1 million for the three months ended September 30, 2021, compared with $14.3 million for the three months ended September 30, 2020, representing an increase of $4.8 million, or 33.6%. An increase in sales volume led to a sales increase of $8.4 million, a decrease in selling price led to a sales decrease of $4.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.2 million.
●	Net product sales for other entities were $24.5 million for the three months ended September 30, 2021, compared to $16.7 million for the same period in 2020, representing an increase of $7.8 million, or 46.7%, mainly caused by increases in sales of Jielong and Brazil Henglong.

Cost of Products Sold

For the three months ended September 30, 2021, the cost of products sold was $91.4 million, compared to $100.8 million for the same period of 2020, representing a decrease of $9.4 million, or 9.3%. The decrease in cost of sales was mainly due to the effect of the following major factors: i) the decrease in sales volumes led to a cost of sales decrease of $11.7 million; ii) the decrease in unit price led to a cost of sales decrease of $5.3 million; and iii) the appreciation of the RMB against the U.S. dollar resulted in a cost of sales increase of $7.6 million. Further analysis is as follows:

●	Cost of products sold for Henglong was $37.8 million for the three months ended September 30, 2021, compared to $37.9 million for the same period of 2020, representing a decrease of $0.1 million, or 0.3%. The decrease in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $1.1 million, a decrease in unit cost resulting in a cost of sales decrease of $3.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $2.5 million.
●	Cost of products sold for Jiulong was $15.5 million for the three months ended September 30, 2021, compared to $22.6 million for the same period of 2020, representing a decrease of $7.1 million, or 31.4%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $9.3 million, an increase in unit cost resulting in a cost of sales increase of $1.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $1.0 million.
●	Cost of products sold for Shenyang was $3.1 million for the three months ended September 30, 2021, compared to $2.9 million for the same period of 2020, representing an increase of $0.2 million, or 6.9%. The increase in cost of sales was mainly due to the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.2 million.
●	Cost of products sold for Wuhu was $7.4 million for the three months ended September 30, 2021, compared to $3.0 million for the same period of 2020, representing an increase of $4.4 million. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $3.8 million, an increase in unit cost resulting in a cost of sales increase of $0.1 million and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.5 million.
●	Cost of products sold for Hubei Henglong was $25.1 million for the three months ended September 30, 2021, compared to $32.4 million for the same period of 2020, representing a decrease of $7.3 million, or 22.5%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $10.4 million, an increase in unit cost resulting in a cost of sales increase of $1.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $1.5 million.
●	Cost of products sold for Henglong KYB was $17.2 million for the three months ended September 30, 2021, compared to $14.8 million for the same period of 2020, representing an increase of $2.4 million, or 16.2%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $8.7 million, a decrease in unit cost resulting in a cost of sales decrease of $7.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $1.1 million.
●	Cost of products sold for other entities was $19.8 million for the three months ended September 30, 2021, compared to $13.7 million for the same period in 2020, representing an increase of $6.1 million, or 44.5%.

Gross margin was 15.5% for the three months ended September 30, 2021, compared to 11.9% for the same period of 2020, representing an increase of 3.6%, mainly due to the changes in the product mix for the three months ended September 30, 2021.

Selling Expenses

Selling expenses were $4.8 million for the three months ended September 30, 2021, as compared to $3.8 million for the same period of 2020, representing an increase of $1.0 million, or 26.3%, which was primarily due to the increase in logistic expenses and higher payroll expenses.

General and Administrative Expenses

General and administrative expenses were $6.2 million for the three months ended September 30, 2021, as compared to $5.1 million for the same period of 2020, representing an increase of $1.1 million, or 21.6%, which was mainly due to the increased bad debt provision for accounts receivable.

Research and Development Expenses

Research and development expenses were $5.7 million for the three months ended September 30, 2021, as compared to $6.1 million for the same period of 2020, representing a decrease of $0.4 million, or 6.6%, which was primarily due to lower payroll expenses.

Other Income

Other income, net was $2.4 million for the three months ended September 30, 2021, as compared to $0.4 million for the three months ended September 30, 2020, representing an increase of $2.0 million, which was mainly due to the various government subsidies of $1.8 million received in the third quarter of 2021, whereas only $0.2 million was received in the same period of last year.

Interest Expense

Interest expense was $0.3 million for the three months ended September 30, 2021, which is consistent with to $0.4 million for the three months ended September 30, 2020.

Income Taxes

Income tax expense was $2.4 million for the three months ended September 30, 2021, compared to income tax benefit of $0.2 million for the three months ended September 30, 2020, which was primarily due to the increase in valuation allowance recognized in the three months ended September 30, 2021.

Net income/(loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.1 million for the three months ended September 30, 2021, compared to net loss of $0.8 million for the three months ended September 30, 2020.

Net Income/(loss) Attributable to Parent Company’s Common Shareholders

Net loss attributable to parent company’s common shareholders was $0.3 million for the three months ended September 30, 2021, compared to net income attributable to parent company’s common shareholders of $2.4 million for the three months ended September 30, 2020, representing a decrease in net income of $2.7 million.

Results of Operations - Nine Months Ended September 30, 2021 and 2020

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Nine Months Ended September 30,
	2021	2020	Change	Change%
Net product sales	$359,176	$271,156	$88,020	32.5%
Cost of products sold	306,807	238,598	68,209	28.6
Gain on other sales	2,528	2,935	(407)	-13.9
Selling expenses	14,857	8,895	5,962	67.0
General and administrative expenses	16,852	13,330	3,522	26.4
Research and development expenses	18,318	17,390	928	5.3
Other income, net	5,636	1,724	3,912	226.9
Interest expense	(892)	(1,214)	322	-26.5
Income taxes	3,280	294	2,986	1,015.6
Net income/(loss)	5,891	(3,355)	9,246	-275.6
Net loss attributable to non-controlling interests	(219)	(1,590)	1,371	-86.2
Net (loss)/income attributable to parent company’s common shareholders	6,089	(1,768)	7,857	-444.4%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	2021	2020	Change		2021	2020	Change
Henglong	$138,151	$100,651	$37,500	37.3%	$128,793	$94,069	$34,724	36.9%
Jiulong	76,248	64,948	11,300	17.4	69,782	59,759	10,023	16.8
Shenyang	11,988	9,860	2,128	21.6	9,843	8,111	1,732	21.4
Wuhu	17,598	8,742	8,856	101.3	16,170	7,735	8,435	109.0
Hubei Henglong	98,338	76,565	21,773	28.4	80,396	63,740	16,656	26.1
Henglong KYB	53,961	32,987	20,974	63.6	49,954	32,907	17,047	51.8
Other Entities	67,247	39,054	28,193	72.2	55,586	31,591	23,995	76.0
Total Segments	463,531	332,807	130,724	39.3	410,524	297,912	112,612	37.8
Elimination	(104,355)	(61,651)	(42,704)	69.3	(103,717)	(59,314)	(44,403)	74.9
Total	$359,176	$271,156	$88,020	32.5%	$306,807	$238,598	$68,209	28.6%

Net Product Sales

Net product sales were $359.2 million for the nine months ended September 30, 2021, compared to $271.2 million for the same period of 2020, representing an increase of $88.0 million, or 32.4%, mainly due to the market recovery from COVID-19.

Net sales of traditional steering products and parts were $281.9 million for the nine months ended September 30, 2021, compared to $231.1 million for the same period in 2020, representing an increase of $50.8 million, or 22.0%. Net sales of electric power steering (“EPS”) were $77.3 million for the nine months ended September 30, 2021 and $40.1 million for the same period in 2020, representing an increase of $37.2 million, or 92.8%. As a percentage of net sales, sales of EPS were 21.5 % for the nine months ended September 30, 2021, compared to 14.8% for the same period in 2020.

The increase in net product sales was due to the effects of three major factors: i) the increase in sales volume led to a sales increase of $80.0 million due to the increase in demand as a result of the recovery of manufacturing and operations of the Company’s customers from the economic effects of COVID-19; ii) the decrease in average selling price of steering gears led to a sales decrease of $11.9 million; and iii) the depreciation of the RMB against the U.S. dollar in this period compared to the same period last year resulted in a sales increase of $19.9 million.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $138.2 million for the nine months ended September 30, 2021, compared with $100.7 million for the nine months ended September 30, 2020, representing an increase of $37.5 million, or 37.2%. An increase in sales volume led to a sales increase of $40.3 million, a decrease in selling price led to a sales decrease of $9.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $6.7 million.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $76.2 million for the nine months ended September 30, 2021, compared with $65.0 million for the nine months ended September 30, 2020, representing an increase of $11.2 million, or 17.2%.The increase was primarily due to the increased demand in the China commercial vehicle market after the COVID-19 pandemic along with China’s economic stimulus policies. An increase in sales volume led to a sales increase of $2.9 million, an increase in selling price led to a sales increase of $4.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $4.1 million.
●	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd., “Jinbei”, one of the major automotive manufacturers in China. Net product sales for Shenyang were $12.0 million for the nine months ended September 30, 2021, compared to $9.9 million for the same period in 2020, representing an increase of $2.1 million, or 21.2%. An increase in sales volumes led to a sales increase of $1.6 million, a decrease in selling price led to a sales decrease of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.6 million.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $17.6 million for the nine months ended September 30, 2021, compared to $8.7 million for the same period in 2020, representing an increase of $8.9 million. An increase in sales volume led to a sales increase of $9.4 million, a decrease in selling price led to a sales decrease of $1.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.0 million.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $98.3 million for the nine months ended September 30, 2021, compared to $76.6 million for the same period in 2020, representing an increase of $21.7 million, or 28.3%. An increase in sales volume led to a sales increase of $5.0 million, an increase in selling price led to a sales increase of $12.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $4.1 million.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $54.0 million for the nine months ended September 30, 2021, compared with $33.0 million for the nine months ended September 30, 2020, representing an increase of $21.0 million, or 63.6%. An increase in sales volume led to a sales increase of $23.9 million, a decrease in selling price led to a sales decrease of $5.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $2.9 million.
●	Net product sales for other entities were $67.2 million for the nine months ended September 30, 2021, compared to $39.1 million for the same period in 2020, representing an increase of $28.1 million, or 71.9%.

Cost of Products Sold

For the nine months ended September 30, 2021, the cost of products sold was $306.8 million, compared to $238.6 million for the same period of 2020, representing an increase of $68.2 million, or 28.6%. The increase in cost of sales was mainly due to the effect of the following major factors: i) the increase in sales volumes led to a cost of sales increase of $62.9 million; ii) the decrease in unit cost led to a cost of sales decrease of $15.3 million; and iii) the depreciation of the RMB against the U.S. dollar resulted in a cost of sales increase of $20.6 million. Further analysis is as follows:

●	Cost of products sold for Henglong was $128.8 million for the nine months ended September 30, 2021, compared to $94.0 million for the same period of 2020, representing an increase of $34.8 million, or 37.0%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $36.8 million, a decrease in unit cost resulting in a cost of sales decrease of $8.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $6.5 million.
●	Cost of products sold for Jiulong was $69.8 million for the nine months ended September 30, 2021, compared to $59.8 million for the same period of 2020, representing an increase of $10.0 million, or 16.7%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $1.8 million, an increase in unit cost resulting in a cost of sales increase of $4.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $4.0 million.
●	Cost of products sold for Shenyang was $9.8 million for the nine months ended September 30, 2021, compared to $8.1 million for the same period of 2020, representing an increase of $1.7 million, or 21.0%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $1.3 million, a decrease in unit cost resulting in a cost of sales decrease of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.6 million.
●	Cost of products sold for Wuhu was $16.2 million for the nine months ended September 30, 2021, compared to $7.8 million for the same period of 2020, representing an increase of $8.4 million. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $8.8 million, a decrease in unit cost resulting in a cost of sales decrease of $1.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.8 million.
●	Cost of products sold for Hubei Henglong was $80.4 million for the nine months ended September 30, 2021, compared to $63.8 million for the same period of 2020, representing an increase of $16.6 million, or 26.0%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $11.3 million, an increase in unit cost resulting in a cost of sales increase of $2.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $3.3 million.
●	Cost of products sold for Henglong KYB was $50.0 million for the nine months ended September 30, 2021, compared to $32.9 million for the same period of 2020, representing an increase of $17.1 million, or 52.0%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $23.3 million, a decrease in unit cost resulting in a cost of sales decrease of $8.8 million, and the depreciation of the RMB against the U.S. dollar resulting in a cost of sales increase of $2.6 million.
●	Cost of products sold for other entities was $55.6 million for the nine months ended September 30, 2021, compared to $31.6 million for the same period in 2020, representing an increase of $24.0 million, or 75.9%.

Gross margin was 14.6% for the nine months ended September 30, 2021, compared to 12.0% for the same period of 2020, representing an increase of 2.6%. There was a significant decline in export sales to United States, which were the Company’s highest gross margin products, due to COVID-19, which resulted in the temporary shutdown of operations of our major customers in the second quarter of 2020. As our customers in the United States began re-opening operations, the Company’s export sales volume and gross margin increased.

Selling Expenses

Selling expenses were $14.9 million for the nine months ended September 30, 2021, as compared to $8.9 million for the same period of 2020, representing an increase of $6.0 million, or 67.4%, which was primarily due to increase in logistic expenses and higher payroll expenses.

General and Administrative Expenses

General and administrative expenses were $16.9 million for the nine months ended September 30, 2021, as compared to $13.3 million for the same period of 2020, representing an increase of $3.6 million, or 27.1%, which was mainly due to the bad debt provision provided for accounts receivable and miscellaneous fees.

Research and Development Expenses

Research and development expenses were $18.3 million for the nine months ended September 30, 2021, as compared to $17.4 million for the nine months ended September 30, 2020, representing an increase of $0.9 million, or 5.2%, which was mainly due to increased expenditures on R&D activities for EPS products.

Other Income, net

Other income, net was $5.6 million for the nine months ended September 30, 2021, which was comprised of government subsidies, as compared to $1.7 million for the nine months ended September 30, 2020, which was comprised of government subsidies and donation to the local government, representing an increase of $3.9 million, which was mainly due to the various government subsidies of $4.2 million received in the nine months ended September 30, 2021, whereas only $0.7 million was received in the same period of 2020, and a donation of $1.1 million to the local government in the same period of 2020.

Interest Expense

Interest expense was $0.9 million for the nine months ended September 30, 2021, compared to $1.2 million for the nine months ended September 30, 2020.

Income Taxes

Income tax expense was $3.3 million for the nine months ended September 30, 2021, compared to $0.3 million for the nine months ended September 30, 2020, which was primarily due to the increase in valuation allowance recognized in the nine months ended September 30, 2021.

Net Loss Attributable to Non-controlling Interests

Net loss attributable to non-controlling interests amounted to $0.2 million for the nine months ended September 30, 2021, compared to net loss of $1.6 million for the nine months ended September 30, 2020.

Net Income/(loss) Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $6.1 million for the nine months ended September 30, 2021, compared to net loss attributable to parent company’s common shareholders of $1.8 million for the nine months ended September 30, 2020, representing an increase in net income attributable to parent company’s common shareholders of $7.9 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of September 30, 2021, the Company had cash and cash equivalents and short-term investments of $94.4 million, compared to $107.4 million as of December 31, 2020, representing a decrease of $13.0 million, or 12.1%.

The Company had working capital (total current assets less total current liabilities) of $145.6 million as of September 30, 2021, compared to $121.2 million as of December 31, 2020, representing an increase of $24.4 million, or 20.1%.

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

The Company had short-term loans of $42.2 million (See Note 7) and bankers’ acceptances of $82.2 million (See Note 8) as of September 30, 2021.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances is expected to be reduced by approximately $16.4 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker's acceptances in the future, it may be required by the banks to provide additional mortgages of $16.4 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.8 million, which is 53.9%, the mortgage ratio, of $16.4 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of September 30, 2021, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available(3)	Used(4)	Value(5)
1. Comprehensive credit facilities	China Everbright Bank (2)	May 2022	$3,084	$964	$9,786

2. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)(2)	Oct 2021	20,045	9,653	22,681

3. Comprehensive credit facilities	China CITIC Bank (2)	Aug 2022	65,531	40,958	20,081
	China CITIC Bank	Jun 2022	3,331	—	6,801

4. Comprehensive credit facilities	Hubei Bank	Mar 2022	26,213	17,887	71,881

5. Comprehensive credit facilities	Bank of China (2)	Nov 2021	17,886	6,168	6,168

6. Comprehensive credit facilities	China Merchants Bank (1)(2)	Oct 2021	23,129	—	—

7. Comprehensive credit facilities	Agricultural Bank of China	Mar 2022	1,542	1,079	4,284

Total			$160,761	$76,709	$141,682
(1)	These facilities have expired. The Company is currently in the process of negotiating with these banks to renew the credit facilities.
(2)	The comprehensive credit facilities with China Everbright Bank are guaranteed by Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong in addition to the above pledged assets. The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with China Merchants Bank are guaranteed by Hubei Henglong.
(3)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(4)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $42.2 million and notes payable of $38.9 million as of September 30, 2021.
(5)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of September 30, 2021, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $141.7 million.

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

2. Buildings with an assessed value of approximately $22.7 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

3. Land use rights and buildings with an assessed value of approximately $20.1 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

4. Land use rights and buildings with an assessed value of approximately $6.8 million as security for its comprehensive credit facility with China CITIC Bank Shenyang Branch.

5. Equipment with an assessed value of approximately $71.9 million as security for its revolving comprehensive credit facility with Hubei Bank.

6. The tax refund special bank account with an assessed value of approximately $6.2 million as security for its comprehensive credit facility with Bank of China.

7. Buildings with an assessed value of approximately $4.3 million as security for its comprehensive credit facility with Agricultural Bank of China.

Short-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of September 30, 2021 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date

China CITIC Bank	Working Capital	Jun 4, 2021	6	912	2.80%	Pay in arrear	Dec 2, 2021

China CITIC Bank	Working Capital	Jun 21, 2021	6	3,805	2.60%	Pay in arrear	Dec 17, 2021

China CITIC Bank	Working Capital	Jun 21, 2021	6	1,519	2.60%	Pay in arrear	Jan 17, 2022

China CITIC Bank	Working Capital	Jul 27, 2021	6	1,542	4.35%	Pay monthly	Jan 27, 2022

Agricultural Bank of China	Working Capital	Mar 18, 2021	12	1,079	4.05%	Pay monthly	Mar 17, 2022

China CITIC Bank	Working Capital	Mar 22, 2021	12	6,922	3.45%	Pay in arrear	Mar 18, 2022

China CITIC Bank	Working Capital	Mar 22, 2021	12	4,166	3.45%	Pay in arrear	Mar 22, 2022

China CITIC Bank	Working Capital	Apr 29, 2021	12	1,542	4.35%	Pay monthly	Apr 29, 2022

China CITIC Bank	Working Capital	Jun 21, 2021	11	6,337	2.60%	Pay in arrear	May 17, 2022

China CITIC Bank	Working Capital	May 21, 2021	12	1,542	4.35%	Pay monthly	May 21, 2022

China CITIC Bank	Working Capital	May 28, 2021	12	1,542	4.35%	Pay monthly	May 28, 2022

China CITIC Bank	Working Capital	Jun 21, 2021	12	5,134	2.60%	Pay in arrear	Jun 21, 2022

Bank of China	Working Capital	Aug 27, 2021	12	3,084	3.80%	Pay monthly	Aug 27, 2022

Bank of China	Working Capital	Sep 23, 2021	12	3,084	3.80%	Pay monthly	Sep 23, 2022
				$42,210

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company has complied with such financial covenants as of September 30, 2021.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2021 (figures are in thousands of USD):

			Amount
			Payable on
Purpose	Term (Months)	Due Date	Due Date
Working Capital(1)	6	Oct. 2021	13,343
Working Capital	6	Nov. 2021	11,710
Working Capital	6	Dec. 2021	15,539
Working Capital	6	Jan. 2022	13,795
Working Capital	6	Feb. 2022	14,692
Working Capital	6	Mar. 2022	13,167
Total (See Note 8)			82,246
(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of September 30, 2021.

Cash Flows

(a)Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $5.9 million, compared with net cash provided in operating activities of $52.7 million for the same period of 2020, representing an increase in net cash outflows by $58.6 million, which was mainly due to (1) the increase in net income excluding non-cash items by $19.9 million, (2) the decrease in cash inflows from movements of accounts notes receivable by $22.8 million, (3) the increase in the cash outflows from movements of accounts and notes payable by $22.0 million, (4) the increase in the cash outflows from movements of inventories by $20.1 million, and (5) a combination of other factors contributing an increase of cash outflows by $13.6 million.

(b)Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 was $2.2 million, as compared to net cash used in investing activities of $33.8 million for the same period of 2020, representing an increase in net cash inflows by $31.6 million, which was mainly due to the net effect of (1) a decrease in payments to acquire property, plant and equipment by $3.5 million, (2) an increase in cash received from proceeds from maturities of short-term investment by $18.4 million, and (3) a combination of other factors contributing an increase of cash inflows by $9.7 million, primarily including an increase in purchase of short-term investment and long-term time deposits by $3.5 million, and an increase in cash received from long-term investment by $9.7 million.

(c)Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2021 was $6.0 million, compared to net cash used in financing activities of $14.5 million for the same period of 2020, representing a decrease in net cash outflows by $8.5 million, which was mainly due to the net effect of (1) a decrease in repayments of bank loan by $5.7 million and (2) a combination of other factors contributing an increase of cash inflows by $2.8 million.

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 regarding this matter.

ITEM 4.          CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. In November 2020, the Company reached a settlement to resolve the lawsuit for the sum of $55,998. The Company did not admit any liability in reaching the settlement. On February 5, 2021, the Court of Chancery conducted a hearing to confirm the settlement of the stockholder derivative action. The Court entered a Final Order and Judgment approving the settlement. The Court further ordered that the plaintiffs’ application for an award of attorneys’ fees and reimbursement of litigation expenses be reduced from $100,000 to $30,000. The Court’s Final Order and Judgment is publicly available on the Court of Chancery docket. As of September 30, 2021, the Company has received above settlement of $55,998 from the directors and paid the above attorneys’ fees and reimbursement of litigation expenses.

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

Recently, certain PRC regulatory authorities issued Opinions on Strictly Cracking Down on Illegal Securities Activities, which were available to the public on July 6, 2021, which further emphasized their goal to strengthen the cross-board regulatory collaboration, to improve relevant laws and regulations on data security, cross-border data transmission and confidential information management, and provided that efforts will be made to revise the regulations on strengthening the confidentiality and file management relating to the offering and listing of securities overseas, to implement the responsibility on information security of overseas listed companies, and to strengthen the standardized management of cross-border information provision mechanisms and procedures. However, these opinions were newly issued, and there were no further explanations or detailed rules or regulations with respect to such opinions, and there are still uncertainties regarding the interpretation and implementation of these opinions.  China intends to improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading. China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China has also opened a cyber security probe into several U.S.-listed tech giants focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data. If the Chinese government’s interference expands, our operations may be negatively impacted in a significant way, although, presently, there is no discernible immediate impact.

If the Company becomes directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matters. Any unfavorable results from the investigations could harm our business operations, and our reputation.

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

On September 22, 2021, the PCAOB adopted a new rule related to its responsibilities under the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. The new rule is subject to approval by the SEC. While we understand that there has been dialogue among the China Securities Regulatory Commission, the SEC and the PCAOB regarding the inspection of PCAOB-registered accounting firms in China, there can be no assurance that we will be able to comply with requirements imposed by U.S. regulators.

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

Except for as set forth above, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2020 Annual Report on Form 10-K.

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

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 12, 2021	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 12, 2021	By:	/s/ Jie Li
Jie Li
Chief Financial Officer