Form 10-K
period 2021-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2022-03-30
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Yes  ☐              No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, based upon the price of $4.93 that was the closing price of the common stock as reported on The Nasdaq Stock Market under the symbol “CAAS” on such date, was approximately $55.1 million.

The Company has 30,851,776 shares of Common Stock outstanding as of March 30, 2022.

Auditor PCAOB ID: 1424	Auditor: PricewaterhouseCoopers Zhong Tian LLP	Auditor Address: 42/F New Bund Center, 588 Dongyu Road, Pudong New Area, Shanghai 200126, PRC

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA AUTOMOTIVE SYSTEMS, INC.

2 |Page

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

3 |Page

PART I

ITEM 1.    BUSINESS.

COMPANY HISTORY

China Automotive Systems, Inc., “China Automotive” or the “Company,” was incorporated in the State of Delaware on June 29, 1999. Through its subsidiary, Great Genesis Holdings Limited, “Genesis,” a corporation organized under the laws of the Hong Kong Special Administrative Region, China, it owns interests in nine Sino-joint ventures and seven wholly-owned subsidiaries in the People’s Republic of China, “China” or the “PRC,” which manufacture power steering systems and/or related products for different segments of the automobile industry. Genesis also owns interests in a Brazil-based trading company, which engages mainly in the import and sales of automotive parts in Brazil.

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

4 |Page

Set forth below is an organizational chart as at December 31, 2021.

China Automotive Systems, Inc. [NASDAQ:CAAS]
↓100%								↓100%
Great Genesis Holdings Limited								Henglong USA Corporation
↓
↓100%								↓70%
Hubei								Shenyang
Henglong								Jinbei
Automotive								Henglong
System Group								Automotive
Co., Ltd.								Steering System
“Hubei
Henglong”[1]								“Shenyang”[2]
↓
↓100%	↓100%	↓100%	↓85%	↓70%	↓95.84%	↓100%	↓60%	↓66.6%	↓51%	↓62%	↓100%
Jingzhou	Shashi	Wuhu	Wuhan	Chongqing	CAAS	Hubei	Jingzhou	Hubei	Hyoseong	Wuhu	Changchun
Henglong	Jiulong	Henglong	Jielong	Henglong	Brazil’s	Henglong	Qingyan	Henglong	(Wuhan)	Hongrun	Hualong
Automotive	Power	Automotive	Electric	Hongyan	Imports And	Group	Intelligent	& KYB	Motion	New	Automotive
Parts	Steering	Steering	Power	Automotive	Trade In	Shanghai	Automotive	Automobile	Mechatronics	Material	Technology
Co., Ltd.	Gears	System Co.,	Steering Co.,	System Co.,	Automotive	Automotive	Technology	Electric	System	Co., Ltd.	Co., Ltd.
	Co., Ltd.	Ltd.	Ltd.	Ltd.	Parts Ltd.	Electronics	Research	Steering	Co., Ltd.
						Research and	Institute	System
						Development	Co., Ltd.	Co., Ltd.
Ltd.
				“Chongqing	“Brazil	“Shanghai	“Jingzhou	“Henglong	“Wuhan	“Wuhu	“Changchun
“Henglong”[3]	“Jiulong”[4]	“Wuhu”[5]	“Jielong”[6]	Henglong”[7]	Henglong”[8]	Henglong”[11]	Qingyan”[12]	KYB”[13]	Hyoseong”[14]	Hongrun”[15]	Hualong”[16]
↓			↓
↓100%			↓85%
Jingzhou			Wuhan
Henglong			Chuguanjie
Automotive			Automotive
Technology			Science and
(Testing)			Technology
Center			Ltd.
“Testing			“Wuhan
Center”[9]			Chuguanjie”[10]
1.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
2.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
3.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles.
4.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems. In April 2021, the Company obtained an additional 22.67% equity in Wuhu for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. The Company retained its controlling interest in Wuhu and the acquisition of the non-controlling interest was accounted for as an equity transaction.
6.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.
7.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
8.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.

5 |Page

9.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

In May 2020, Wuhan Chuguanjie merged with another subsidiary, Universal Sensor Application Inc., "USAI", which was established in 2005 and mainly engages in the production and sales of sensor modules.

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

The Company has business relationships with more than sixty vehicle manufacturers, including the five largest automobile manufacturers in China, such as SAIC Motor Co., Ltd, China FAW Group Co., Ltd and others; Shenyang Brilliance Jinbei Co., Ltd, one of the largest light vehicle manufacturers in China; BYD Auto Co., Ltd., Zhejiang Geely Automobile Co., Ltd., and Great Wall Motors Co., Ltd., three of the largest privately owned car manufacturers in China. All of them are our key customers. For overseas customers, the Company has supplied power steering gear to Fiat Chrysler North America since 2009 and to Ford Motor Company since 2016.

6 |Page

INTELLECTUAL PROPERTY RIGHTS

Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty-five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In December 2009, the Company, through Henglong, formed Testing Center and cooperated with Nanyang Ind. Co. Ltd. and Tsinghua University to engage in the research and development of new products, such as Electric Power Steering (“EPS”), integral rack and pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes. In January 2015, Hubei Henglong formed Shanghai Henglong, which mainly engages in the design and sale of automotive electronics, to capture the market opportunities for EPS, which were included in traditional hydraulic power steering products by many automobile makers. In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., which mainly engages in the research and development of intelligent automotive technology. In August 2018, Hubei Henglong established a non-wholly owned subsidiary, Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. In March 2019, Hubei Henglong established a non-wholly owned subsidiary, Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd. (“Wuhu Hongrun”), which mainly engages in the development, manufacturing and sale of high polymer materials. In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co. Ltd., “Changchun Hualong”, which mainly engages in design and R&D of automotive parts. In April 2021, Hubei Henlgong acquired 100.0% of the equity interests of Wuhu Henglong Automotive Steering Systems Co., Ltd., “Wuhu”, which mainly engages in the production and sales of automobile steering systems.

STRATEGIC PLAN

The Company’s short to medium term strategic plan is to focus on both domestic and international market expansion. To achieve this goal and higher profitability, the Company focuses on brand recognition, quality control, cost efficiency, research and development and strategic acquisitions. Set forth below are the Company’s programs:

—	Brand Recognition. Under the brands of Henglong and Jiulong, the Company offers four separate series of power steering sets and 310 models of power steering sets, steering columns and steering hoses.
—	Quality Control. The Henglong and Jiulong manufacturing facilities obtained the ISO/TS 16949 System Certification in January 2004, a well-recognized quality control system in the auto industry developed by TUVRheindland of Germany.
—	Cost Efficiency. By improving the Company’s production ability and enhancing equipment management, optimizing the process and products structure, perfecting the supplier system and cutting production cost, the Company’s goal is to achieve a more competitive profit margin.
—	Research and Development. The Company established Testing Center for the research and development of products and, by partnering with Nanyang Ind. Co. Ltd. and Tsinghua University for the development of advanced steering systems, the Company’s objective is to gain increased market share in China.
—	International Expansion. The Company has entered into agreements with several international vehicle manufacturers and auto parts modules suppliers and carried on preliminary negotiations regarding future development projects.
—	Acquisitions. The Company is exploring opportunities to create long-term growth through new ventures or acquisitions of other auto component manufacturers. The Company will seek acquisition targets that meet the following criteria:
●	companies that can be easily integrated into product manufacturing and corporate management;
●	companies that have strong joint venture partners that would become major customers; and
●	companies involved with power steering systems.

7 |Page

CUSTOMERS

The Company’s five largest customers represented 44.8% of the Company’s total sales for the year ended December 31, 2021. The following table sets forth information regarding the Company’s five largest customers.

Percentage of Total
Name of Major Customers	Revenue in 2021
Fiat Chrysler North America	21.2%
Great Wall Motors	9.0%
Hubei Hongrun	5.1%
Beiqi Foton	5.1%
Ford Motor Company	4.4%
Total	44.8%

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

SALES AND MARKETING

The Company’s sales and marketing team has 94 sales persons, which are divided into an OEM team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to more effectively represent the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

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

EMPLOYEES AND FACILITIES

As of December 31, 2021, the Company employed approximately 3,949 persons, including approximately:

●1,016 by Henglong (including Testing Center formed by Henglong);
●821 by Jiulong;
●160 by Shenyang;

8 |Page

●86 by Wuhu;
●237 by Jielong;
●94 by Wuhan Chuguanjie;
●876 by Hubei Henglong;
●17 by HLUSA;
●116 by Chongqing Henglong;
●51 by Brazil Henglong;
●417 by Henglong KYB;
●22 by Wuhan Hyoseong;
●15 by Wuhu Hongrun; and
●21 by Chuangchun Hualong.

As of December 31, 2021, Henglong, Jiulong, Shenyang, Chongqing, Wuhan Chuguanjie, Hubei Henglong and Wuhu had a manufacturing and administration area of 111,211 square meters, 39,478 square meters, 35,354 square meters, 57,849 square meters, 53,675 square meters, 277,269 square meters and 83,705 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of one of the Company’s main products, power steering gears, was approximately 7.8 million units and 7.5 million units in 2021 and 2020, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $60.0 million was spent over the last three years to purchase professional-grade equipment and extend workshops.

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

The Company’s purchases from its ten largest suppliers represented in the aggregate 23.2% of all components and raw materials it purchased for the year ended December 31, 2021, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

RESEARCH AND DEVELOPMENT

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission. The center has a staff of about 198, including 139 engineers, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has formed Shanghai Henglong to engage in the design and sale of automotive electronics, including key parts of EPS.

9 |Page

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $28.2 million and $25.7 million for the years ended December 31, 2021 and 2020, respectively. In 2021 and 2020, the sales of such newly developed products accounted for about 23.2% and 14.8%, respectively, of total sales.

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM”, the output and sales volume of passenger vehicles in 2021 was 21.4 million and 21.5 million units respectively, an increase of 7.1% and 6.5%, respectively, compared to 2020. The output and sales volume of commercial vehicles in 2021 was 4.7 million and 4.8 million units, respectively, a decrease of 10.7% and 6.6%, respectively, compared to 2020. In 2021, the Company’s sales of steering gears for passenger vehicles increased by 26.5% and the sales of steering gears for commercial vehicles decreased by 16.0%, compared to 2020 in China.

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

During the years ended December 31, 2021 and 2020, the Company did not make any material capital expenditures relating to environmental compliance.

10 |Page

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 27, “Segment Reporting” to the consolidated financial statements in this Report. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales		Long-term assets
	Year Ended December 31,		As of December 31,
	2021	2020	2021	2020
Geographic region:
China	65.3%	70.6%	99.2%	99.1%
United States	27.0	27.5	0.5	0.5
Other foreign countries	7.7	1.9	0.3	0.4
Total consolidated	100.0%	100.0%	100.0%	100.0%

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

11 |Page

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

The automobile parts industry is a highly competitive business. The Company’s customers consider criteria including:

●quality;
●price/cost competitiveness;
●system and product performance;
●reliability and timeliness of delivery;
●new product and technology development capability;
●excellence and flexibility in operations;
●degree of global and local presence;
●effectiveness of customer service; and
●overall management capability.

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

12 |Page

The Company’s business, revenues and profitability would be materially and adversely affected if it loses any of its large customers.

For the year ended December 31, 2021, approximately 21.2%, 9.0%, 5.1%, 5.1% and 4.4% of the Company’s sales were to Fiat Chrysler North America, Great Wall Motors, Hubei Hongrun, Beiqi Foton and Ford Motor Company, the Company’s five largest customers in 2021, respectively. In total, these five largest customers accounted for 44.8% of total sales in 2021. For the year ended December 31, 2020, approximately 23.6%, 7.3%, 6.0%, 5.9% and 4.3% of the Company’s sales were to Fiat Chrysler North America, Great Wall Motors, Hubei Hongrun, Beiqi Foton and Dongfeng Auto Group, the Company’s five largest customers in 2020, respectively. In total, these five largest customers accounted for 47.1% of total sales in 2020.  The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

In November 2020, Intermediate People’s Court of Shenyang, Liaoning province, China, accepted the bankruptcy reorganization application of one of our customers. As of December 31, 2021 and 2020, the Company had accounts and notes receivable with a total amount of $6.6 million and $6.4 million, respectively, due from this customer and its subsidiaries, which receivables we considered in significant doubt of collectability. The Company provided full allowance for these receivables.

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

13 |Page

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

As of December 31, 2021, members of the Company’s management beneficially own approximately 63.8% of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the audit committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2021, approximately 36.2% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company is subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2021, the closing price for the Company’s common stock was $2.68. If the Company’s stock is a “penny stock”, it may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1.0 million or annual incomes exceeding $0.2 million, or $0.3 million together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

14 |Page

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

15 |Page

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

16 |Page

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

17 |Page

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

18 |Page

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

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. From July 2005 to December 2021, the exchange rate between the RMB and the U.S. dollar appreciated from RMB 1.00 to $0.1205 to RMB 1.00 to $0.1568. Any significant appreciation of the RMB is likely to decrease the income of export products and the cash flow of the Company.

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

19 |Page

The Company may be subject to fines and legal sanctions imposed by State Administration of Foreign Exchange, “SAFE”, or other Chinese government authorities if it or its Chinese directors or employees fail to comply with recent Chinese regulations relating to employee share options or shares granted by offshore listed companies to Chinese domestic individuals.

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. As of December 31, 2021, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

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

The recent state government interference into business activities of U.S.-listed Chinese companies may negatively impact our operations.

Recently, the Chinese government announced that it would step up supervision of Chinese companies listed on foreign exchanges. China intends to improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading. China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China has also opened a cybersecurity probe into several U.S.-listed tech companies focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data. If the Chinese government’s interference expands, our operations may be negatively impacted in a significant way, although, presently, there is no discernible immediate impact.

The PCAOB is currently unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections over our auditor deprives the investors with the benefits of such inspections.

Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this report, as an auditor of companies that are traded publicly in the United States and a firm registered with the Public Company Accounting Oversight Board (United States), or the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Since our auditor is located in China, a jurisdiction where the PCAOB has been unable to conduct inspections without the approval of the Chinese authorities, our auditor is not currently inspected by the PCAOB.

20 |Page

This lack of PCAOB inspections in China prevents the PCAOB from fully evaluating audits and quality control procedures of our independent registered public accounting firm. As a result, we and investors in our common stock are deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections, which could cause investors and potential investors in our stock to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our shares may be delisted and prohibited from trading in the over-the-counter market under the Holding Foreign Companies Accountable Act, or the HFCAA, if the PCAOB is unable to inspect or fully investigate auditors located in China. On December 16, 2021, the PCAOB issued the HFCAA Determination Report, according to which our auditor is subject to the determinations that the PCAOB is unable to inspect or investigate completely. Under the current law, delisting and prohibition from over-the-counter trading in the U.S. could take place in 2024. If this happens there is no certainty that we will be able to list our shares on a non-U.S. exchange or that a market for our shares will develop outside of the U.S. The delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

As part of a continued regulatory focus in the United States on access to audit and other information currently protected by national law, in particular China’s, the Holding Foreign Companies Accountable Act, or the HFCAA was signed into law on December 18, 2020. The HFCAA states if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspection for the PCAOB for three consecutive years beginning in 2021, the SEC shall prohibit our shares from being traded on a national securities exchange or in the over-the counter trading market in the U.S. Accordingly, under the current law this could happen in 2024.

On December 2, 2021, the SEC adopted final amendments to its rules implementing the HFCAA (the “Final Amendments”). The Final Amendments include requirements to disclose information, including the auditor name and location, the percentage of shares of the issuer owned by governmental entities, whether governmental entities in the applicable foreign jurisdiction with respect to the auditor has a controlling financial interest with respect to the issuer, the name of each official of the Chinese Communist Party who is a member of the board of the issuer, and whether the articles of incorporation of the issuer contains any charter of the Chinese Communist Party, including the text of any such charter. The Final Amendments also establish procedures the SEC will follow in identifying issuers and prohibiting trading by certain issuers under the HFCAA.

On December 16, 2021, PCAOB issued the HFCAA Determination Report, according to which our auditor is subject to the determinations that the PCAOB is unable to inspect or investigate completely. In March 2022, the SEC issued its first “Conclusive list of issuers identified under the HFCAA” indicating that those companies are now formally subject to the delisting provisions if they remain on the list for three consecutive years. We anticipate being added to the list shortly after the filing of this annual report on Form 10-K.

The HFCAA or other efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, and the market price of the shares could be adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our auditor before the issuance of our financial statements to be included in our Form 10-K for the year ending December 31, 2023 which is due by March 31, 2024, or at all, is subject to substantial uncertainty and depends on factors out of our and our auditor’s control. If our auditor is unable to be inspected in time, we could be delisted from the Nasdaq Stock Market and our shares will not be permitted for trading “over-the-counter” either. Such a delisting would substantially impair your ability to sell or purchase our shares when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our shares. Also, such a delisting would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

If our shares are delisted from Nasdaq and are prohibited from trading in the over-the-counter market in the U.S. there is no certainty that we will be able to list on a non-U.S. exchange or that a market for our shares will develop outside of the U.S.

21 |Page

The potential enactment of the Accelerating Holding Foreign Companies Accountable Act would decrease the number of non-inspection years from three years to two, thus reducing the time period before our shares may be prohibited from over-the-counter trading or delisted. If this bill were enacted, our shares could be delisted from the exchange and prohibited from over-the-counter trading in the U.S. in 2023.

On June 22, 2021, the U.S. Senate passed a bill known as the Accelerating Holding Foreign Companies Accountable Act, to amend Section 104(i) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)) to prohibit securities of any registrant from being listed on any of the U.S. securities exchanges or traded over-the-counter if the auditor of the registrant’s financial statements is not subject to PCAOB inspection for two consecutive years, instead of three consecutive years as currently provided in the HFCAA.

On February 4, 2022, the U.S. House of Representatives passed the America Competes Act of 2022 which includes the exact same amendments as the bill passed by the Senate. The America Competes Act, however, includes a broader range of legislation not related to the HFCAA in response to the U.S. Innovation and Competition Act passed by the Senate in 2021. The U.S. House of Representatives and U.S. Senate will need to agree on amendments to these respective bills to align the legislation and pass their amended bills before the President can sign into law. It is unclear when the U.S. Senate and U.S. House of Representatives will resolve the differences in the U.S. Innovation and Competition Act and the America Competes Act of 2022 bills currently passed, or when the U.S. President will sign the bill to make the amendment into law, if at all.

In the case that the bill becomes the law, it will reduce the time period before our shares could be delisted from the exchange and prohibited from over-the-counter trading in the U.S. from 2024 to 2023.

Proceedings instituted by the SEC against PRC affiliates of the “big four” accounting firms, including the Company’s independent registered public accounting firm, could result in the Company’s financial statements being determined to not be in compliance with the requirements of the Exchange Act.

Starting in 2011, the Chinese affiliates of the “big four” accounting firms, including the Company’s independent registered public accounting firm, were affected by a conflict between U.S. and Chinese law. Specifically, for certain U.S.-listed companies operating and audited in mainland China, the SEC and the PCAOB sought to obtain from the Chinese firms access to their audit work papers and related documents. However, the firms were advised and directed that under Chinese law, they could not respond directly to the U.S. regulators on those requests, and that requests by foreign regulators for access to such papers in China had to be channeled through the China Securities Regulatory Commission, or the CSRC.

In late 2012, this impasse led the SEC to commence administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese accounting firms, including the Company’s independent registered public accounting firm. A first instance trial of the proceedings in July 2013 in the SEC’s internal administrative court resulted in an adverse judgment against the firms. The administrative law judge proposed penalties on the firms including a temporary suspension of their right to practice before the SEC, although that proposed penalty did not take effect pending review by the Commissioners of the SEC. On February 6, 2015, before a review by the Commissioners had taken place, the firms reached a settlement with the SEC. Under the settlement, the SEC accepted that future requests by the SEC for the production of documents will normally be made to the CSRC. The firms were to receive matching Section 106 requests, and were required to abide by a detailed set of procedures with respect to such requests, which in substance required them to facilitate production via the CSRC. If they failed to meet specified criteria, the SEC retained authority to impose a variety of additional remedial measures on the firms depending on the nature of the failure.

Under the terms of the settlement, the underlying proceeding against the four China-based accounting firms was deemed dismissed with prejudice four years after entry of the settlement. The four-year mark occurred on February 6, 2019. The Company cannot predict whether the SEC will further challenge the four China-based accounting firms’ compliance with U.S. law in connection with U.S. regulatory requests for audit work papers or if the results of such a challenge would result in the SEC imposing penalties such as suspensions. If additional remedial measures are imposed on the Chinese affiliates of the “big four” accounting firms, including the Company’s independent registered public accounting firm, the Company could be unable to timely file future financial statements in compliance with the requirements of the Exchange Act.

22 |Page

If the Company’s independent registered public accounting firm were denied, even temporarily, the ability to practice before the SEC and the Company were unable to timely find another registered public accounting firm to audit and issue an opinion on the Company’s financial statements, the Company’s financial statements could be determined not to be in compliance with the requirements of the Exchange Act. Such a determination could ultimately lead to the delisting of the Company’s common stock from the Nasdaq Capital Market or deregistration from the SEC, or both, which would substantially reduce or effectively terminate the trading of the Company’s common stock in the United States.

The non-U.S. activities of the Company’s non-U.S. subsidiaries may be subject to U.S. taxation.

The majority of the Company’s subsidiaries are based in China and are subject to income taxes in the PRC. These China-based subsidiaries conduct substantially all of the Company’s operations, and generate most of the Company’s income in China. The Company is a Delaware corporation and is subject to income tax in the United States. New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “U.S. Tax Reform”), was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

Certain activities conducted in the PRC or other jurisdictions outside of the U.S. may give rise to U.S. corporate income tax. These taxes would be imposed on the Company when its subsidiaries that are controlled foreign corporations (“CFCs”) generate income that is subject to Subpart F of the U.S. Internal Revenue Code, or “Subpart F”. Passive income, such as rents, royalties, interest, dividends, and gain from disposal of the Company’s investments is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 21% for taxable years beginning after December 31, 2017. Subpart F income is taxable to the Company, even if it is not distributed to the Company.

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

The Company is dependent on information technology systems and infrastructure (“IT systems”) to conduct its business. The Company’s IT systems may be vulnerable to disruptions from human error, outdated applications, computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any significant disruption, breakdown, intrusion, interruption or corruption of these systems or data breaches could cause the loss of data or intellectual property, equipment damage, downtime, and/or safety related issues and could have a material adverse effect on the Company’s business. The Company has, from time to time, experienced incidents related to its IT systems, and expect that such incidents will continue, including malware and computer virus outbreaks, unauthorized access, systems failures and disruptions. The Company has measures and defenses in place against such events, but the Company may not be able to prevent, immediately detect, or remediate all instances of such events. A material security breach or disruption of the Company’s IT systems could result in theft, unauthorized use, or publication of the Company’s intellectual property and/or confidential business information, harm the Company’s competitive position, disrupt the Company’s manufacturing, reduce the value of the Company’s investment in research and development and other strategic initiatives, impair the Company’s ability to access vendors and suppliers or otherwise adversely affect the Company’s business.

Additionally, the Company believes that utilities and other operators of critical infrastructure that serve the Company’s facilities face heightened security risks, including cyber-attack. In the event of such an attack, disruption in service from the Company’s utility providers could disrupt the Company’s manufacturing operations which rely on a continuous source of power (electrical, gas, etc.).

23 |Page

The Company’s business is subject to natural disasters, health epidemics and other catastrophic incidents.

In addition to COVID-19, China has in the past experienced significant natural disasters, including earthquakes, extreme weather conditions, as well as health scares related to epidemic diseases, and any similar event could materially impact the Company’s business in the future. If a disaster or other disruption were to occur in the future that affects the regions where the Company operates its business, the Company’s operations could be materially and adversely affected due to loss of personnel and damage to property. Even if the Company is not directly affected, such a disaster or disruption could affect the operations or financial conditions of the Company’s customers, which could harm the Company’s results of operations.

The recent government interference into business activities of U.S.-listed Chinese companies may negatively impact our operations.

Recently, certain PRC regulatory authorities issued Opinions on Strictly Cracking Down on Illegal Securities Activities, which were available to the public on July 6, 2021, which further emphasized their goal to strengthen the cross-border regulatory collaboration, to improve relevant laws and regulations on data security, cross-border data transmission, and confidential information management, and provided that efforts will be made to revise the regulations on strengthening the confidentiality and file management relating to the offering and listing of securities overseas, to implement the responsibility on information security of overseas listed companies, and to strengthen the standardized management of cross-border information provision mechanisms and procedures. However, these opinions are newly issued, and there were no further explanations or detailed rules or regulations with respect to such opinions, and there are still uncertainties regarding the interpretation and implementation of these opinions. China intends to improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading. China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China has also opened a cyber security probe into several U.S.-listed tech companies focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data. If the Chinese government’s interference expands, our operations may be negatively impacted in a significant way, although, presently, there is no discernible immediate impact.

If the Company becomes directly subject to the recent scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matters. Any unfavorable results from the investigations could harm our business operations and our reputation.

Recently, U.S. public companies that have substantially all of their operations in China have been subjects of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities, lack of effective internal control over financial reporting, inadequate corporate governance and ineffective implementation thereof and, in many cases, allegations of fraud. As a result of enhanced scrutiny, criticism and negative publicity, the publicly traded stocks of many U.S.-listed Chinese companies have sharply decreased in value and, in some cases, have become virtually worthless or illiquid. Many of these companies are now subject to shareholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effects the sector-wide investigations will have on the Company. If the Company becomes a subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, the Company will have to expend significant resources to investigate such allegations and defend the Company. If such allegations were not proven to be baseless, the Company would be severely hampered and the price of the stock of the Company could decline substantially. If such allegations were proven to be groundless, the investigation might have significantly distracted the attention of the Company’s management.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not Applicable.

24 |Page

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

		Total Area	Building Area	Original Cost of
Name of Entity	Product	(sq.m.)	(sq.m.)	Equipment	Site
Henglong	Automotive Parts	97,818	20,226	$64,293	Jingzhou City, Hubei Province
		13,393	13,707	$—	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	24,734	$44,802	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	18,041	$8,865	Shenyang City, Liaoning Province
Chongqing	Power Steering Gear	57,849	22,812	$3,544	Chongqing City
Jielong (1)	Electric Power Steering	—	—	$7,449	Jingzhou City, Hubei Province
Wuhan Chuguanjie	Electric Power Steering	53,675	44,054	$5,472	Wuhan City, Hubei Province
Henglong KYB (1)	Automotive Steering Gear	—	—	$16,121	Jingzhou City, Hubei Province
Hubei Henglong	Automotive Steering Gear	277,269	78,833	$92,493	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,705	27,288	$7,550	Wuhu City, Anhui Province
Wuhu Hongrun(1)	High Polymer Materials	—	—	$1,158	Wuhu City, Anhui Province
Total		658,541	249,695	$251,747
(1)	Jielong, Henglong KYB and Wuhu Hongrun do not own land use rights or buildings by themselves. They rent buildings from Jiulong, Hubei Henglong and Wuhu, respectively.

The Company is not involved in investments in real estate or interests in real estate, real estate mortgages, and securities of or interests in persons primarily engaged in real estate activities, as all of its land rights are used for production purposes.

ITEM 3.    LEGAL PROCEEDINGS.

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. As of November 2020, the Company reached a settlement to resolve the lawsuit for a sum of $55,998. The Company did not admit any liability in reaching the settlement. On February 5, 2021, the Court of Chancery conducted a hearing to confirm the settlement of the stockholder derivative action. The Court entered a Final Order and Judgment approving the settlement. The Court further ordered that the plaintiffs’ application for an award of attorneys’ fees and reimbursement of litigation expenses be reduced from $100,000 to $30,000. The Court’s Final Order and Judgment is publicly available on the Court of Chancery docket. As of December 31, 2021, the Company has received the above settlement of $55,998 from the directors and paid the above attorneys’ fees and reimbursement of litigation expenses.

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

25 |Page

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “CAAS”.

ISSUER PURCHASES OF EQUITY SECURITIES

On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing markets prices or in privately negotiated transactions through December 4, 2019. The Company has extended the program to December 4, 2020. During the year ended December 31, 2019, under the repurchase program, the Company repurchased 452,559 shares of the Company’s common stock for cash consideration of $1.0 million on the open market. During the year ended December 31, 2020, there were no shares of common stock repurchased under such program.

On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021. During the year ended December 31, 2020, the Company repurchased 322,269 of the shares that were authorized to be repurchased under the program. During the year ended December 31, 2021, there were no shares of common stock repurchased under such program.

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2021, there were 32,338,302 shares of the Company’s common stock (including 1,486,526 shares of the Company’s treasury stock) issued and the Company had approximately 56 stockholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans on December 31, 2021 are as follows:

	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
Plan category	outstanding options	outstanding options	future issuance
Equity compensation plans approved by security holders	2,200,000	$5.24	1,563,650

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005 and extended for ten years at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares for issuance under the plan are 2,200,000. The term of the plan was extended to June 27, 2025.

26 |Page

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this report.

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC,” or “China.” Genesis, a company incorporated on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support. Furthermore, the Company owns the following aggregate net interests in the subsidiaries incorporated in the PRC and Brazil as of December 31, 2021 and 2020.

	Aggregate Net Interest
	December 31,	December 31,
Name of Entity	2021	2020
Henglong	100.00%	100.00%
Jiulong	100.00%	100.00%
Shenyang	70.00%	70.00%
Wuhu	100.00%	77.33%
Jielong	85.00%	85.00%
Hubei Henglong	100.00%	100.00%
Testing Center	100.00%	100.00%
Chongqing Henglong	70.00%	70.00%
Brazil Henglong	95.84%	95.84%
Wuhan Chuguanjie	85.00%	85.00%
Shanghai Henglong	100.00%	100.00%
Jingzhou Qingyan	60.00%	60.00%
Henglong KYB	66.60%	66.60%
Wuhan Hyoseong	51.00%	51.00%
Wuhu Hongrun	62.00%	62.00%
Changchun Hualong	100.00%	100.00%

27 |Page

RESULTS OF OPERATIONS

Selected highlights from our operations (in thousands of U.S. dollars):

	2021	2020	Change	Change%
Net product sales	$497,993	$417,636	$80,357	19.2%
Cost of products sold	425,914	362,295	63,619	17.6
Net gain on other sales	4,368	4,320	48	1.1
Selling expenses	18,278	14,506	3,772	26.0
General and administrative expenses	24,423	27,581	(3,158)	-11.4
Research and development expenses	28,228	25,723	2,505	9.7
Other income, net	6,668	2,438	4,230	173.5
Interest expense	1,437	1,592	(155)	-9.7
Financial expense, net	2,350	4,897	(2,547)	-52.0
Income taxes	4,004	2,163	1,841	85.1
Net income/(loss)	10,726	(10,271)	20,997	-204.4
Net loss attributable to non-controlling interest	(352)	(5,300)	4,948	-93.4
Net income/(loss) attributable to parent company’s common shareholders	11,050	(4,980)	16,030	-321.9%

Net Product Sales and Cost of Products Sold

For the years ended December 31, 2021 and 2020, net sales and cost of sales are summarized as follows (figures are in thousands of USD):

	Net Sales				Cost of sales
	2021	2020	Change		2021	2020	Change
Henglong	$202,612	$157,715	$44,897	28.5%	$188,973	$146,478	$42,495	29.0%
Jiulong	94,510	100,120	(5,610)	-5.6	85,025	91,053	(6,028)	-6.6
Shenyang	16,510	14,091	2,419	17.2	13,084	11,946	1,138	9.5
Wuhu	27,227	14,280	12,947	90.7	25,708	13,627	12,081	88.7
Hubei Henglong	128,142	115,991	12,151	10.5	105,969	92,797	13,172	14.2
Henglong KYB	80,683	52,659	28,024	53.2	75,277	52,691	22,586	42.9
Other Entities	96,397	61,202	35,195	57.5	76,800	48,260	28,540	59.1
Total segment	646,081	516,058	130,023	25.2	570,836	456,852	113,984	24.9
Eliminations	(148,088)	(98,422)	(49,666)	50.5	(144,922)	(94,557)	(50,365)	53.3
Total	497,993	417,636	80,357	19.2%	425,914	362,295	63,619	17.6%

Net Product Sales

Net product sales were $498.0 million for the year ended December 31, 2021, as compared to $417.6 million for the year ended December 31, 2020, representing an increase of $80.4 million, or 19.3%, mainly due to the market recovery after COVID-19.

Net sales of traditional steering products were $382.7million for the year ended December 31, 2021, compared to $355.6 million for 2020, representing an increase of $27.1 million, or 7.6%. Net sales of EPS were $115.3 million for the year ended December 31, 2021, compared to $62.0 million for 2020, representing an increase of $53.3 million, or 86.0%. As a percentage of net sales, the sales of EPS were 23.2% for the year ended December 31, 2021, compared to 14.8% for 2020.

The increase in net product sales was due to the effects of three major factors: i) the increase in sales volume led to a sales increase of $59.5  million due to the increase in demand as a result of the recovery of manufacturing and operations of the Company’s customers from the economic effects of COVID-19; ii) the decrease in average selling price of steering gears led to a sales decrease of $10.0 million; and iii) the depreciation of the RMB against the U.S. dollar in 2021 resulted in a sales increase of $30.9 million.

28 |Page

Further analysis is as follows:

—	Henglong mainly engages in providing passenger vehicle steering systems. Net sales for Henglong were $202.6 million for the year ended December 31, 2021, compared with $157.7 million for the year ended December 31, 2020, representing an increase of $44.9 million, or 28.5%. An increase in sales volume led to a sales increase of $ 38.5 million, a decrease in selling price led to a sales decrease of $3.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $9.4 million.
—	Jiulong mainly engages in providing commercial vehicle steering systems. Net sales for Jiulong were $94.5 million for the year ended December 31, 2021, compared with $100.1 million for the year ended December 31, 2020, representing a decrease of $5.6 million, or 5.6%. A decrease in sales volume led to a sales decrease of $13.9 million, an increase in selling price led to a sales increase of $2.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $5.5 million.
—	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., LTD., “Jinbei”, one of the major automotive manufacturers in China. Net sales for Shenyang were $16.5 million for the year ended December 31, 2021, compared with $14.1 million for the year ended December 31, 2020, representing an increase of $2.4 million, or 17.0%. An increase in sales volume led to a sales increase of $0.1 million, an increase in selling price led to a sales increase of $1.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.0 million.
—	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net sales for Wuhu were $27.2 million for the year ended December 31, 2021, compared with $14.3 million for the year ended December 31, 2020, representing an increase of $12.9 million, or 90.2%. An increase in sales volume led to a sales increase of $12.6 million, a decrease in selling price led to a sales decrease of $0.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.2 million.
—	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net sales for Hubei Henglong were $128.1 million for the year ended December 31, 2021, compared with $116.0 million for the year ended December 31, 2020, representing an increase of $12.1 million, or 10.4%. An increase in sales volume led to a sales increase of $10.1 million, a decrease in selling price led to a sales decrease of $4.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $6.6 million.
—	Henglong KYB mainly engages in providing passenger EPS products. Net sales for Henglong KYB were $80.7 million for the year ended December 31, 2021, compared with $52.7 million for the year ended December 31, 2020, representing an increase of $28.0 million, or 53.1%. An increase in sales volume led to a sales increase of $33.5 million, a decrease in selling price led to a sales decrease of $9.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $3.6 million.
—	Net product sales for other entities were $96.4 million for the year ended December 31, 2021, compared with $61.2 million for the year ended December 31, 2020, representing an increase of $35.2 million, or 57.5%, mainly caused by increases in sales of Brazil Henglong.

Cost of Products Sold

For the year ended December 31, 2021, the cost of sales was $425.9 million, compared with $362.3 million for the year ended December 31, 2020, representing an increase of $63.6 million, or 17.6%. The increase in cost of sales was mainly due to the effect of the following major factors: (i) the increase in sales volume led to a cost of sales increase of $29.7 million; (ii) an increase in unit cost resulting in a cost of sales increase of $13.8 million; and iii) the depreciation of the RMB against the U.S. dollar resulted in a cost of sales increase of $20.1 million. Further analysis is as follows:

—	Cost of sales for Henglong was $ 189.0 million for the year ended December 31, 2021, compared to $146.5 million for the year ended December 31, 2020, representing an increase of $42.5 million, or 29.0%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $25.0 million, an increase in unit cost resulting in a cost of sales increase of $8.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $9.2 million.
—	Cost of sales for Jiulong was $85.0 million for the year ended December 31, 2021, compared to $91.1 million for the year ended December 31, 2020, representing a decrease of $6.1 million, or 6.7%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $13.6 million, an increase in unit cost resulting in a cost of sales increase of $2.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $4.6 million.

29 |Page

—	Cost of sales for Shenyang was $13.1 million for the year ended December 31, 2021, compared with $11.9 million for the year ended December 31, 2020, representing an increase of $1.2 million, or 10.1%.The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $0.3 million, an increase in unit cost resulting in a cost of sales increase of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.6 million.
—	Cost of sales for Wuhu was $25.7 million for the year ended December 31, 2021, compared to $13.6 million for the year ended December 31, 2020, representing an increase of $12.1 million, or 89.0%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $9.0 million, an increase in unit cost resulting in a cost of sales increase of $2.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $1.1 million.
—	Cost of sales for Hubei Henglong was $106.0 million for the year ended December 31, 2021, compared with $92.8 million for the year ended December 31, 2020, representing an increase of $13.2 million, or 14.2%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $14.1 million, a decrease in unit cost resulting in a cost of sales decrease of $6.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $5.3 million.
—	Cost of sales for Henglong KYB was $75.3 million for the year ended December 31, 2021, compared to $52.7 million for the year ended December 31, 2020, representing an increase of $22.6 million, or 42.9%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $11.2 million, an increase in unit cost resulting in a cost of sales increase of $8.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $3.3 million.
—	Cost of products sold for other entities was $76.8 million for the year ended December 31, 2021, compared to $48.3 million for the year ended December 31, 2020, representing an increase of $28.5 million, or 59.0%, mainly caused by increases in sales of Brazil Henglong.

Gross margin was 14.5% for the year ended December 31, 2021, compared to 13.3% for the year ended December 31, 2020, representing an increase of 1.2%. The increase was mainly due to the change in product mix during 2021.

Net Gain on Other Sales

Gain on other sales mainly consisted of rental income, gain on disposal of property, plant and equipment and R&D revenue. For the year ended December 31, 2021, gain on other sales amounted to $4.4 million, which is consistent with $4.3 million for the year ended December 31, 2020.

Selling Expenses

For the years ended December 31, 2021 and 2020, selling expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2021	2020	Increase/(Decrease)	Percentage
Transportation expense	$9,870	$5,839	$4,031	69.0%
Marketing and office expense	2,822	3,864	(1,042)	-27.0%
Salaries and wages	3,280	2,867	413	14.4%
Warehousing and inventory handling expenses	2,146	1,790	356	19.9%
Other expense	160	146	14	9.6%
Total	$18,278	$14,506	$3,772	26.0%

Selling expenses were $18.3 million for the year ended December 31, 2021, as compared to $14.5 million for the year ended December 31, 2020, representing an increase of $3.8 million, or 26.2%, which was primarily due to the increase in transportation expenses as a result of higher transportation costs.

30 |Page

General and Administrative Expenses

For the years ended December 31, 2021 and 2020, general and administrative expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2021	2020	Increase/(Decrease)	Percentage
Salaries and wages	$9,693	$8,415	$1,278	15.2%
Office expense	3,361	3,746	(385)	-10.3%
Allowances for credit losses	2,738	6,808	(4,070)	-59.8%
Depreciation and amortization expense	2,233	1,963	270	13.8%
Labor insurance expense	2,221	2,037	184	9.0%
Property and other taxes	1,474	971	503	51.8%
Listing expenses (1)	1,445	1,757	(312)	-17.8%
Maintenance and repair expenses	947	1,207	(260)	-21.5%
Other expense	311	677	(366)	-54.1%
Total	$24,423	$27,581	$(3,158)	-11.4%
(1)	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company.

General and administrative expenses were $24.4 million for the year ended December 31, 2021, as compared to $27.6 million for the year ended December 31, 2020, representing a decrease of $3.2 million or 11.6%, which was mainly due to the decreased provision of allowance for doubtful accounts as a result of one of the customers’ application for bankruptcy in November 2020 (See Note 3), with an offsetting impact of increased in salaries and wages caused by a series of government aids related to the COVID-19 outbreak in 2020, which reduced company society insurance payments in 2020 but expired on January 1, 2021.

Research and Development Expenses

Research and development expenses, “R&D” expenses, were $28.2 million for the year ended December 31, 2021 as compared to $25.7 million for the year ended December 31, 2020, representing an increase of $2.5 million, or 9.7%, which was mainly due to increased expenditures on R&D activities for EPS products.

Other Income, Net

Other income, net was $6.7 million for the year ended December 31, 2021, as compared to $2.4 million for the year ended December 31, 2020, representing an increase of $4.3 million, which was primarily due to an increase in the amount of government subsidies, $4.9 million received in 2021, whereas only $2.8 million was received in 2020.In addition, charity donation was nil for the year ended December 31, 2021 as compared to $1.1 million for the year ended December 31, 2020, representing an increase in other income, net of $1.1 million.

Interest Expense

Interest expense was $1.4 million for the year ended December 31, 2021, which is consistent with $1.6 million for the year ended December 31, 2020.

Financial Expense, net

Financial expense, net was $2.4 million for the year ended December 31, 2021, as compared to $4.9 million for the year ended December 31, 2020, representing a decrease in financial expense of $2.5 million, or 51.0%, which was primarily due to a decrease in the foreign exchange loss because the exchange rate fluctuation was lower in 2021 as compared to in 2020.

31 |Page

Income Taxes

Income tax expense was $4.0 million for the year ended December 31, 2021, as compared to $2.2 million for the year ended December 31, 2020, representing an increase of $1.8 million, or 81.8%, which was mainly due to the change in provision of valuation allowance.

Net Loss Attributable to Non-controlling Interests

The Company recorded a net loss attributable to non-controlling interests of $0.4 million for the year ended December 31, 2021, as compared to $5.3 million for the year ended December 31, 2020, representing a decrease in net loss attributable to non-controlling interests of $4.9 million.

Net Income/(loss) Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $11.1 million for the year ended December 31, 2021, as compared to net loss attributable to parent company’s common shareholders of $5.0 million for the year ended December 31, 2020, representing an increase in net income attributable to parent company’s common shareholders of $16.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of December 31, 2021, the Company had cash and cash equivalents and short-term investments of $133.5 million, compared with $107.4 million as of December 31, 2020, representing an increase of $26.1 million, or 24.3%.

The Company had working capital (current assets less current liabilities) of $149.6 million as of December 31, 2021, compared with $121.2 million as of December 31, 2020, representing an increase of $28.4 million, or 23.4%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one-time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The pandemic of COVID-19 has had certain impacts on our cash flow for the year of 2021 with potential continuing impacts on subsequent periods. However, based on our liquidity assessment, we believe that our current cash position, cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least 12 months subsequent to the filing of this annual report.

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

The Company had short-term loans of $47.6 million, and bankers’ acceptance notes payable of $86.2 million as of December 31, 2021.

32 |Page

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker’s acceptances is expected to be reduced by approximately $15.8 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker’s acceptances in the future, it may be required by the banks to provide additional mortgages of $15.8 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain lines of credit with a reduction of $8.8 million, which is 55.8%, the mortgage ratio, of $15.8 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Facilities

As of December 31, 2021, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD).

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available (3)	Used (4)	Value (5)
1. Comprehensive credit facilities	China Everbright Bank (2)	May 2022	3,137	1,757	9,954

2. Comprehensive credit facilities	China CITIC Bank (2)	Aug 2022	66,659	38,506	20,426

3. Comprehensive credit facilities	Hubei Bank(1)	Mar 2022	26,664	21,732	73,119

4. Comprehensive credit facilities	China Industrial Bank	Nov 2022	1,098	1,098	3,100

5. Comprehensive credit facilities	Huishang Bank	May 2022	1,568	—	—

6. Comprehensive credit facilities	Bank of China	Jun 2022	14,273	13,489	6,274
Total			$113,399	$76,582	$112,873
(1)	The facility has expired. The Company is currently in the process of negotiating with the bank to renew the credit facility.
(2)	The comprehensive credit facilities with China Everbright Bank are guaranteed by Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong in addition to the above pledged assets.
(3)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(4)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $42.9 million and notes payable of $33.6 million as of December 31, 2021.
(5)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of December 31, 2021, the pledged assets included property, plant and equipment, land use rights and tax refund special bank account with assessed value of $112.9 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

33 |Page

The Company renewed its existing short-term loans and borrowed new loans during 2021 at annual interest rates ranging from 2.45% to 4.35%, and the Company’s loan terms range from 6 months to 12 months. The large spread in interest rates was due to the different lenders (interest rates for government loans are normally lower than for commercial bank loans). Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1.	Land use rights and buildings with an assessed value of approximately $10.0 million as security for its comprehensive credit facility with China Everbright Bank.
2.	Land use rights and buildings with an assessed value of approximately $20.4 million as security for its comprehensive credit facility with China CITIC Bank Wuhan branch.
3.	Equipment with an assessed value of approximately $73.1 million as security for its revolving comprehensive credit facility with Hubei Bank.
4.	Buildings with an assessed value of approximately $3.1 million as security for its comprehensive credit facility with China Industrial Bank.
5.	The tax refund special bank account with an assessed value of approximately $6.3 million as security for its comprehensive credit facility with Bank of China.

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

	(in thousands of USD)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years
Short-term loans including interest payable	$48,354	$48,354	$—	$—	$—
Notes payable (1)	86,184	86,184	—	—	—
Taxes payable and withholding tax liabilities due to U.S. Tax Reform (See Note 22)	23,884	2,809	21,075	—	—
Obligation for investment contract (2)	10,858	10,858	—	—	—
Other contractual purchase commitments, including service agreements	23,890	21,930	1,960	—	—
Total	$193,170	$170,135	$23,035	$—	$—
(1)	Notes payable do not bear interest.
(2)	In June 2021, Hubei Henglong entered into an agreement with other parties and committed to purchase 40% of the shares of Sentient AB for total consideration of RMB 155.2 million, equivalent to approximately $24.3 million. As of December 31, 2021, Hubei Henglong has paid RMB 86.0 million, equivalent to approximately $13.5 million, which was reported in other non-current assets as the transaction had not been consummated. According to the agreement, the remaining consideration of RMB 69.2 million, equivalent to approximately $10.9 million, will be paid in 2022.

34 |Page

Short-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2021 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
China CITIC Bank (1)	Working Capital	Mar 22, 2021	12	4,238	3.45%	Pay in arrear	Mar 22, 2022

China CITIC Bank (1)	Working Capital	Mar 22, 2021	12	7,041	3.45%	Pay in arrear	Mar 18, 2022

China CITIC Bank	Working Capital	Apr 29, 2021	12	1,568	4.35%	Pay monthly	Apr 29, 2022

China CITIC Bank	Working Capital	May 21, 2021	12	1,568	4.35%	Pay monthly	May 21, 2022

China CITIC Bank	Working Capital	May 28, 2021	12	1,568	4.35%	Pay monthly	May 28, 2022

China CITIC Bank	Working Capital	Jun 21, 2021	11	6,446	2.60%	Pay in arrear	May 17, 2022

China CITIC Bank	Working Capital	Jun 21, 2021	12	5,223	2.60%	Pay in arrear	Jun 21, 2022

China CITIC Bank (1)	Working Capital	Jun 21, 2021	6	1,545	2.60%	Pay in arrear	Jan 17, 2022

China CITIC Bank (1)	Working Capital	Jul 27, 2021	6	1,569	4.35%	Pay monthly	Jan 27, 2022

China CITIC Bank (1)	Working Capital	Aug 6, 2021	6	155	2.50%	Pay in arrear	Feb 6, 2022

China CITIC Bank (1)	Working Capital	Aug 10, 2021	6	311	2.50%	Pay in arrear	Feb 10, 2022

Bank of China	Working Capital	Aug 27, 2021	12	3,137	3.80%	Pay monthly	Aug 27, 2022

China CITIC Bank (1)	Working Capital	Sep 24, 2021	6	262	2.45%	Pay in arrear	Mar 24, 2022

China CITIC Bank (1)	Working Capital	Sep 24, 2021	6	208	2.70%	Pay in arrear	Mar 24, 2022

China CITIC Bank (1)	Working Capital	Sep 26, 2021	6	310	2.45%	Pay in arrear	Mar 26, 2022

Bank of China	Working Capital	Sep 27, 2021	12	3,137	3.80%	Pay monthly	Sep 27, 2022

China CITIC Bank	Working Capital	Oct 11, 2021	6	62	2.55%	Pay in arrear	Apr 11, 2022

China CITIC Bank	Working Capital	Oct 22, 2021	6	155	2.70%	Pay in arrear	Apr 22, 2022

Bank of China	Working Capital	Oct 27, 2021	12	3,137	3.80%	Pay monthly	Oct 27, 2022

China CITIC Bank	Working Capital	Nov 4, 2021	6	155	2.70%	Pay in arrear	May 4, 2022

China CITIC Bank	Working Capital	Nov 5, 2021	6	621	2.50%	Pay in arrear	May 5, 2022

Bank of China	Working Capital	Nov 24, 2021	12	4,078	3.80%	Pay monthly	Nov 24, 2022

China Industrial Bank	Working Capital	Dec 22, 2021	12	1,098	3.85%	Pay quarterly	Dec 21, 2022

Total				$47,592
(1)	These bank loans were repaid between January and March 2022 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company had complied with such financial covenants as of December 31, 2021.

35 |Page

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2021 (figures are in thousands of USD):

			Amount Payable on
Purpose	Term (Month)	Due Date	Due Date
Working Capital (1)	6	Jan. 2022	$14,030
Working Capital (1)	6	Feb. 2022	14,948
Working Capital (1)	6	Mar. 2022	13,924
Working Capital	6	Apr. 2022	12,251
Working Capital	6	May 2022	12,135
Working Capital	6	Jun. 2022	18,896
Total			$86,184
(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of December 31, 2021, and management believes it will continue to comply with them.

Cash flows

(a)Operating Activities

Net cash provided by operating activities for the year ended December 31, 2021 was $28.3 million, compared with $57.4 million for the year ended December 31, 2020, representing a decrease of $29.1 million, which was mainly due to (1) the increase in the cash outflows from movements of accounts and notes payable by $30.0 million, (2) the increase in the cash outflows from movements of inventories by $25.6 million, (3) the increase in cash inflows from movements of accounts and notes receivable by $19.3 million, (4) the increase in net income excluding non-cash items by $21.2 million, and (5) a combination of other factors contributing an increase of cash outflows by $14.0 million, including the increase in the cash outflows from movements of accrued expenses and other payables by $11.2 million.

(b)Investing Activities

The Company had net cash of $3.0 million provided by investing activities for the year ended December 31, 2021, as compared to net cash used in investing activities of $23.8 million in 2020, representing an increase in cash inflow of $26.8 million, which was mainly due to the net effect of (1) an increase in cash received from long-term investments by $17.3 million, (2) a decrease in purchase of short-term investments and long-term time deposits of $16.0 million, and (3) a combination of other factors contributing to a decrease of cash inflows by $6.5 million, including a decrease in the payment to acquire property, plant and equipment and land use rights by $6.6 million, and an increase in cash prepaid for investment under equity method by $13.5 million.

(c)Financing Activities

During the year ended December 31, 2021, the Company had net cash of $3.1 million used in financing activities, compared to $19.8 million in 2020, representing a decrease in outflow of $16.7 million, which was mainly due to the net effect of (1) an increase in proceeds from bank loans by $13.4 million, (2) a decrease in repayment of bank loans by $2.2 million, and (3) a combination of other factors contributed an increase of cash inflows by $1.1 million.

OFF-BALANCE SHEET ARRANGEMENTS

On December 31, 2021 and 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

36 |Page

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2021, the Company mainly supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During December 2020 to December 2021, the exchange rate between RMB and U.S. dollar appreciated from RMB1.00 to $0.1533 to RMB1.00 to $0.1568. The appreciation of the RMB may continue. Significant appreciation of the RMB is likely to increase the Company’s income generated from China.

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

37 |Page

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

The value of the RMB fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2021 and 2020, the exchange rates of RMB against U.S. dollar were RMB 1.00 to $0.1568 and RMB 1.00 to $0.1533, respectively. Any significant future appreciation of the RMB is likely to decrease the Company’s profits generated from overseas.

38 |Page

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

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company’s credit risk is also mitigated because its customers are all selected enterprises supported by the local government. One customer, Fiat Chrysler North America, accounted for more than 10% (21.2%) of the Company’s consolidated revenues in 2021. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

INTEREST RATE RISK

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of December 31, 2021, the Company had nil of outstanding indebtedness, which is subject to interest rate fluctuations.

The Company’s level of outstanding indebtedness fluctuates from time to time and may result in additional payable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)	The financial statements required by this item begin on page 61.
(b)	Selected quarterly financial data for the past two years are summarized in the following table (figures are in thousands of USD, except those for items headed “Basic” and “Diluted”):

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2021	2020	2021	2020	2021	2020	2021	2020
Net sales	$130,341	$73,555	$120,604	$83,184	$108,231	$114,417	$138,817	$146,480
Gross profit	19,748	11,152	15,829	7,831	16,792	13,575	19,710	22,783
Income/(loss) from operations	4,160	1,012	119	(5,192)	591	58	648	(4,027)
Net income/(loss)	3,231	(628)	2,928	(4,240)	(268)	1,513	4,835	(6,916)
Net income/(loss) attributable to non-controlling interest	18	(600)	(279)	(142)	42	(848)	(133)	(3,710)
Net income/(loss) attributable to parent company’s common shareholders	3,206	(28)	3,200	(4,098)	(317)	2,358	4,961	(3,212)
Net income/(loss) attributable to parent company’s common shareholders per share-
Basic	$0.10	$—	$0.10	$(0.13)	$(0.01)	$0.08	$0.16	$(0.10)
Diluted	$0.10	$—	$0.10	$(0.13)	$(0.01)	$0.08	$0.16	$(0.10)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

39 |Page

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2021 and determined that internal control over financial reporting was effective as of December 31, 2021.

This report does not include an auditors’ report on the effectiveness of internal control over financial reporting due to SEC rules that exempt smaller reporting companies such as CAAS from providing such a report.

40 |Page

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2021. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	64	Chairman of the Board

Tong Kooi Teo	65	Director

Guangxun Xu	71	Director

Heng Henry Lu	56	Director

Qizhou Wu	57	Chief Executive Officer and Director

Jie Li	52	Chief Financial Officer

Andy Tse	51	Senior Vice President

Yijun Xia	59	Vice President

Haimian Cai	58	Vice President

41 |Page

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

Heng Henry Lu has served as an independent director of the Company since July 2019. He is a member of the audit committee, the nominating committee and the compensation committee of the Board of Directors. He has been an adviser to NBS Group since February 2016. Dr. Lu was a partner of SVC China from 2012 to 2014 and Chief Representative of William Blair & Company, L.L.C., Shanghai Representative Office from 2006 to 2011. Prior to that, Dr. Lu was with McKinsey & Company advising global and domestic companies on their growth and financial strategies. Dr. Lu received a Doctor of Philosophy from Columbia University in 1997 and a Master of Business Administration from University of Chicago Business School in 2000.

Tong Kooi Teo has served as an independent director of the Company since July 2019. He is the chairman of the compensation committee, and a member of the audit committee and the nominating committee of the Board of Directors. He is the Chief Executive Officer of DPS Corporate Advisory Company Limited, Beijing, China, a member of Head International Group, China since March 2018. He is a senior and independent non-executive director of Tropicana Corporation Bhd since March 2021, listed on the Kuala Lumpur Stock Exchange. He is also Non-Executive Director of Guocoland (China) Limited since February 2018. He was the Managing Director of Guoco Investment (China) Ltd., Hong Kong from 2014 to 2018, after serving as the Group Managing Director of Guocoland (China) Ltd. from 2012 to 2014. Prior to that, Mr. Teo was the Chief Executive Officer (China and Vietnam Operations) of WCT Holdings Bhd, Malaysia from 2011 to 2012. He was the Chief Executive Officer of Hong Leong Asia Ltd (HLA), which is listed on the Singapore Stock Exchange from 2004 to 2010. From 2003 to 2004, Mr. Teo was the Managing Director of Tasek Corporation Bhd, Malaysia, which was listed on the Kuala Lumpur Stock Exchange. From 1994 to 2002, Mr. Teo was General Manager of Corporate Banking Division and Chief Operating Officer of Hong Leong Bank Malaysia. From 1989 to 1994, Mr. Teo was with Deutsche Bank Malaysia where his last held position was Head of Corporate Banking.

Guangxun Xu has served as an independent director of the Company since December 2009. He is the chairman of both the audit committee and the nominating committee, and a member of the compensation committee. Mr. Xu has been the Chief Representative of NASDAQ in China and a managing director of the NASDAQ Stock Market International, Asia for over ten (10) years. With a professional career in the finance field spanning over thirty (30) years, Mr. Xu’s practice focuses on providing package services on U.S. and U.K. listings, advising on and arranging for private placements, PIPEs, IPOs, pre-IPO restructuring, M&A, corporate and project finance, corporate governance, post-IPO IR compliance and risk control.

Executive Officers

Jie Li has served as the chief financial officer since September 2007. Prior to that position he served as the corporate secretary from December 2004. Prior to joining the Company in September 2003, Mr. Li was the assistant president of Jingzhou Jiulong Industrial Inc. from 1999 to 2003 and the general manager of Jingzhou Tianxin Investment Management Co. Ltd. from 2002 to 2003. Mr. Li has a Bachelor’s degree from the University of Science and Technology of China. He also completed his graduate studies in economics and business management at the Hubei Administration Institute.

Andy Tse has served as a senior vice president of the Company since March 2003. He has also served as chairman of the board of Shenyang. He was the vice GM of Jiulong from 1993 to 1997 and the vice GM of Henglong. Mr. Tse has over 10 years of experience in automotive parts sales and strategic development. Mr. Tse has an MBA from the China People University. He is brother in-law to Hanlin Chen.

42 |Page

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

43 |Page

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

ITEM 11.    EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2021, the Compensation Committee consisted of Mr. Tong Kooi Teo, Mr. Guangxun Xu and Mr. Heng Henry Lu. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

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

44 |Page

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

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: RMB 2.1 million (equivalent to approximately $0.33 million) for the Chairman, RMB 1.4 million (equivalent to approximately $0.22 million) for the CEO and RMB 0.8 million (equivalent to approximately $0.12 million) individually for each other officer in 2021.

Performance Bonus

a.	Grantees: Mr. Hanlin Chen, Mr. Qizhou Wu, Mr. Andy Tse, Mr. Jie Li, and Mr. Yijun Xia.
b.	Conditions: based on the Company’s consolidated financial statements, (i) the year over year growth rate of sales for 2021 must be 5% or higher; or (ii) the year over year growth rate of sales for 2021 must be 10% or higher.
c.	Bonus: If condition (i) is satisfied, 25% of each officer’s annual salary in 2021. If condition (ii) is satisfied, 50% of each officer’s annual salary in 2021.

The Company accrued 50% of the annual salary as performance bonus for each Named Executive Officer in 2021 as the Company reached the above condition (ii).

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

There were no stock options granted to management in 2021.

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

45 |Page

Compensation Tables

Executive Officers

The compensation that Named Executive Officers received for their services for fiscal years 2021 and 2020 were as follows (figures are in thousands of USD):

Name and principal position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Total
Hanlin Chen (Chairman)	2021	$330	$165	$—	$495
	2020	$330	$—	$—	$330

Qizhou Wu (CEO)	2021	$220	$110	$—	$330
	2020	$220	$—	$—	$220

Jie Li (CFO)	2021	$132	$66	$—	$198
	2020	$132	$—	$—	$132

Haimian Cai (Vice President)	2021	$356	$—	$—	$356
	2020	$337	$—	$—	$337
(1)	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.
(2)	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details.
(3)	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2021. The compensation that directors received for serving on the Board of Directors for fiscal year 2021 was as follows (figures are in thousands of USD):

Name	Fees earned or paid in cash	Option awards (1)	Total
Tong Kooi Teo	$32	$29	$61
Guangxun Xu	$59	$29	$88
Heng Henry Lu	$32	$29	$61
(1)	Other than the cash payment based on the number of a director’s service years, workload and performance, the Company grants option awards to each director every year. In accordance with ASC Topic 718, the cost of the above-mentioned stock options issued to directors was measured on the grant date based on their fair value. The fair value is determined using the Black-Scholes option pricing model and certain assumptions.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

46 |Page

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 30,851,776 shares of common stock outstanding at December 31, 2021 (exclusive of 1,486,526 shares of treasury stock).

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	17,849,014	57.85%
Li Ping Xie (1)	17,849,014	57.85%
Wiselink Holdings Limited, “Wiselink” (1)	17,849,014	57.85%
Qizhou Wu, CEO and Director	1,325,136	4.30%
Guangxun Xu, Director	—	—%
Tong Kooi Teo, Director	—	—%
Heng Henry Lu, Director	—	—%
Haimian Cai, VP	—	—%
Jie Li, CFO (2)	91,031	0.30%
Tse Andy, Sr. VP	400,204	1.30%
Yijun Xia, VP	17,200	0.06%
All Directors and Executive Officers (9 persons)	19,682,585	63.80%
(1)	These 17,849,014 shares of common stock include: (i) 13,322,547 shares of common stock beneficially owned by Mr. Hanlin Chen; (ii) 1,502,925 shares of common stock beneficially owned by Ms. Liping Xie, Mr. Hanlin Chen’s wife; and (iii) 3,023,542 shares of common stock beneficially owned by Wiselink, a company controlled by Mr. Hanlin Chen.
(2)	Includes 50,000 shares held as nominee for Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. On October 13, 2014, the Company issued 4,078,000 of its common shares in a private placement to nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. for the acquisition of the 19.0% and 20.0% equity interest in Jiulong and Henglong held by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., respectively. All of the nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. are unrelated parties except for Mr. Jie Li (CFO).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the information required by Item 13 please refer to Note 2 (Basis of Presentation and Significant Accounting Policies–Certain Relationships and Related Transactions) and Note 25 (Related Party Transactions) to the consolidated financial statements in this Report.

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

47 |Page

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers Zhong Tian LLP for the audit of the Company’s annual financial statements and other services provided in the fiscal years 2021 and 2020. The Audit Committee has approved the following fees (figures are in thousands of USD):

	Fiscal Year Ended
	2021	2020
Audit Fees	$768	$638

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2021 and 2020, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers Zhong Tian LLP
2.Consolidated Balance Sheets as of December 31, 2021 and 2020
3.Consolidated Statements of Income or Loss for the years ended December 31, 2021 and 2020
4.Consolidated Statements of Comprehensive Income or Loss for the years ended December 31, 2021 and 2020
5.Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020
6.Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
7.Notes to Consolidated Financial Statements

48 |Page

(b) EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-SB filed on August 27, 2001)

3.1.1(i)

Certificate of Amendment of Certificate of Incorporation, filed May 19, 2003 (incorporated by reference to Exhibit 4.1.1 to the Company’s Registration Statement on Form S-3 (File No. 333-133331) filed on April 17, 2006)

3.1(ii)	Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-SB filed on August 27, 2001)

4.1	Description of the Company’s Securities*

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

101*

The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 30, 2022, formatted in Extensible Business Reporting Language (XBRL):

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income or Loss;
(iii)	Consolidated Statements of Comprehensive Income or Loss;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and

49 |Page

(vi)	Related notes.
*	Filed herewith.

ITEM 16.    FORM 10-K SUMMARY

Not Applicable.

50 |Page

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 30, 2022		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

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

Dated: March 30, 2022		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 30, 2022		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 30, 2022		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 30, 2022		/s/ Tong Kooi Teo
	Name:	Tong Kooi Teo
	Title:	Director

Dated: March 30, 2022		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: March 30, 2022		/s/ Heng Henry Lu
	Name:	Heng Henry Lu
	Title:	Director

51 |Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Automotive Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. and its subsidiaries (the ‘‘Company’’) as of December 31, 2021 and 2020, and the related consolidated statements of income or loss, of comprehensive income or loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the ‘‘consolidated financial statements’’). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed the manner in which it accounts for current expected credit losses on certain financial instruments in 2020.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of unlisted investments of limited partnerships

As described in Notes 2 and 8 to the consolidated financial statements, as of December 31, 2021, the Company’s long-term investments include investments in limited partnerships with an aggregated amount of $34.6 million which are accounted for using equity method. These limited partnerships are venture capital funds. They accounted for their investments in private companies at fair value classified under Level 3 in the fair value hierarchy (the “Level 3 Investments”). The fair value of the Level 3 Investments were determined using valuation techniques based on market approach or income approach with unobservable inputs, which required significant judgment made by management with respect to the assumptions and estimates for revenue growth rate, discount rate, price-to-earnings ratio, price-to-book ratio, lack of marketability discounts, and expected volatility. Such fair value of Level 3 Investments was reflected in the equity

52 |Page

in earnings of affiliated companies of the consolidated statements of income or loss and the carrying amount of the Company’s long-term investments under the equity method accounting.

The principal considerations for our determination that performing procedures relating to the valuation of unlisted investments of limited partnerships is a critical audit matter are (i) the significant judgment made by management to determine the fair value of these investments using valuation techniques with unobservable inputs, which in turn led to a high degree of auditor judgment and subjectivity in designing and applying procedures relating to evaluating the reasonableness of management’s significant assumptions and estimates; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge in evaluating certain audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the fair values of the Level 3 Investments, including controls over the Company’s development of the significant assumptions and estimates related to the fair value measurements. These procedures also included, among others, reading the investment agreements, testing management’s process for determining the fair value measurements of the Level 3 Investments, evaluating the appropriateness of the valuation models, testing the completeness, accuracy, and relevance of underlying data used, and evaluating the reasonableness of significant assumptions and estimates used by management related to the revenue growth rate, discount rate, price-to-earnings ratio, price-to-book ratio, lack of marketability discounts and expected volatility. Evaluating management’s assumptions and estimates for the revenue growth rate involved considering the past performance of the investees’ businesses, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s valuation approach and the reasonableness of management’s assumptions and estimates for the discount rate, price-to-earnings ratio, price-to-book ratio, lack of marketability discounts and expected volatility.

Assessment of the recoverability of deferred tax assets

As described in Notes 2 and 9 to the consolidated financial statements, as of December 31, 2021, the Company’s deferred tax assets were $10.1 million. Deferred tax assets and liabilities are recognized for the future tax consequences, which is attributable to operating loss and tax credit carryforwards and for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, by applying enacted statutory rates applicable to future years. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized. The valuation allowance is based on management’s estimates of future taxable profits and application of relevant income tax law.

The principal considerations for our determination that performing procedures relating to the assessment of the recoverability of deferred tax assets is a critical audit matter are (i) the significant judgment by management when assessing the recoverability of deferred tax assets and a high degree of estimation uncertainty related  to the estimates of future taxable profits; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to  management’s estimates of future taxable profits related to the recoverability of deferred tax assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of recoverability of deferred tax assets, including controls over the estimates of future taxable profits. These procedures also included, among others, evaluating the reasonableness of management’s estimates of future taxable profits used to assess the recoverability of the deferred tax assets by (i) considering the results of a retrospective comparison of the estimates of future taxable profits in prior year to actual results in the current year; (ii) comparison of revenue growth rate, gross margin and profit margin in the estimates of future taxable profits to historical results and industry trends; (iii) performing sensitivity analyses of significant assumptions to evaluate the changes in the estimates of future taxable profits; and (iv) comparing whether the estimates of future taxable profits was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers Zhong Tian LLP
Shanghai, the People’s Republic of China
March 30, 2022

We have served as the Company's auditor since 2010.

53 |Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of USD, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$131,695	$97,248
Pledged cash	27,804	30,813
Short-term investments	1,756	10,139
Accounts and notes receivable, net - unrelated parties (Allowance for credit losses of $11,961 and $9,853, respectively)	195,729	216,519
Accounts and notes receivable, net - related parties (Allowance for credit losses of $898 and $1, respectively)	14,607	17,621
Advance payments and others, net - unrelated parties (Allowance for credit losses of $55 and $58, respectively)	12,696	14,471
Advance payments and others - related parties	600	522
Inventories	116,493	88,325
Total current assets	501,380	475,658
Non-current assets:
Property, plant and equipment, net	127,721	141,004
Land use rights, net	10,732	10,774
Intangible assets, net	1,812	1,730
Operating lease assets	138	257
Long-term time deposits	8,135	4,688
Other receivables, net (Allowance for credit losses of $50 and $58, respectively)	358	179
Advance payment for property, plant and equipment - unrelated parties	2,284	3,615
Advance payment for property, plant and equipment - related parties	810	3,284
Long-term investments	36,966	49,766
Deferred tax assets	10,114	13,846
Other non-current assets	16,312	2,759
Total assets	$716,762	$707,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank and government loans	$47,592	$44,238
Accounts and notes payable - unrelated parties	214,590	212,522
Accounts and notes payable - related parties	13,464	12,730
Customer deposits	2,400	1,482
Accrued payroll and related costs	10,984	13,405
Accrued expenses and other payables	50,332	55,607
Taxes payable	12,326	13,149
Operating lease liabilities - current portion	128	122
Amounts due to shareholders/directors	—	344
Advances payable (current portion)	—	885
Total current liabilities	351,816	354,484
Long-term liabilities:
Advances payable	2,028	3,722
Operating lease liabilities - non-current portion	22	149
Other long-term payable	—	1,126
Deferred tax liabilities	4,380	4,280
Long-term taxes payable	21,075	23,884

Total liabilities	379,321	387,645
Commitments and Contingencies (Note 26)
Mezzanine equity:
Redeemable non-controlling interests	553	523
Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued - 32,338,302 and 32,338,302 shares at December 31, 2021 and 2020, respectively	3	3
Additional paid-in capital	63,731	64,273
Retained earnings-
Appropriated	11,481	11,303
Unappropriated	226,363	215,491
Accumulated other comprehensive income	24,717	17,413
Treasury stock - 1,486,526 and 1,486,526 shares at December 31, 2021 and 2020, respectively	(5,261)	(5,261)
Total parent company stockholders’ equity	321,034	303,222
Non-controlling interests	15,854	16,170
Total stockholders’ equity	336,888	319,392
Total liabilities, mezzanine equity and stockholders’ equity	$716,762	$707,560

The accompanying notes are an integral part of these consolidated financial statements.

54 |Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Income or Loss

(In thousands of USD, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Net product sales ($65,131 and $53,222 sold to related parties for the years ended December 31, 2021 and 2020)	$497,993	$417,636
Cost of products sold ($31,580 and $23,879 purchased from related parties for the years ended December 31, 2021 and 2020)	425,914	362,295
Gross profit	72,079	55,341
Net gain on other sales	4,368	4,320
Operating expenses:
Selling expenses	18,278	14,506
General and administrative expenses	24,423	27,581
Research and development expenses	28,228	25,723
Total operating expenses	70,929	67,810
Operating income/(loss)	5,518	(8,149)
Other income, net	6,668	2,438
Interest expense	(1,437)	(1,592)
Financial expense, net	(2,350)	(4,897)
Income/(loss) before income tax expenses and equity in earnings of affiliated companies	8,399	(12,200)
Less: Income taxes	4,004	2,163
Add: Equity in earnings of affiliated companies	6,331	4,092
Net income/(loss)	10,726	(10,271)
Net loss attributable to non-controlling interest	(352)	(5,300)
Accretion to redemption value of redeemable non-controlling interests	(28)	(9)
Net income/(loss) attributable to parent company’s common shareholders	11,050	(4,980)

Net income/(loss) attributable to parent company’s common shareholders per share -
Basic	$0.36	$(0.16)

Diluted	$0.36	$(0.16)

Weighted average number of common shares outstanding -
Basic	30,851,776	31,077,196
Diluted	30,855,431	31,077,196

The accompanying notes are an integral part of these consolidated financial statements.

55 |Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income or Loss

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2021	2020
Net income/(loss)	10,726	(10,271)
Other comprehensive income:
Foreign currency translation gain	7,784	22,386
Comprehensive income	18,510	12,115
Comprehensive income/(loss)attributable to non-controlling interest	128	(3,789)
Accretion to redemption value of redeemable non-controlling interest	(28)	(9)
Comprehensive income attributable to parent company	$18,354	$15,895

The accompanying notes are an integral part of these consolidated financial statements.

56 |Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands of USD, except share and per share amounts)

	2021	2020
Common Stock
Balance at January 1, 2021 and 2020 - 32,338,302 and 32,338,302 shares, respectively	$3	$3
Balance at December 31, 2021 and 2020 - 32,338,302 and 32,338,302 shares, respectively	$3	$3

Additional Paid-in Capital
Balance at January 1	$64,273	$64,466
Acquisition of the non-controlling interest in USAI	—	(29)
Acquisition of the non-controlling interest in Changchun Hualong	—	(76)
Deemed distribution to shareholders	—	(88)
Share-based compensation	88	—
Acquisition of the non-controlling interest in Wuhu	(630)	—
Balance at December 31	$63,731	$64,273

Retained Earnings - Appropriated
Balance at January 1	$11,303	$11,265
Appropriation of retained earnings	178	38
Balance at December 31	$11,481	$11,303

Unappropriated
Balance at January 1	$215,491	$221,298
Net income/(loss) attributable to parent company	11,078	(4,971)
Accretion of redeemable non-controlling interests	(28)	(9)
Cumulative effect of accounting change - credit loss	—	(789)
Appropriation of retained earnings	(178)	(38)
Balance at December 31	$226,363	$215,491

Accumulated Other Comprehensive Income/(Loss)
Balance at January 1	$17,413	$(3,462)
Net foreign currency translation adjustment attributable to parent company	7,304	20,875
Balance at December 31	$24,717	$17,413

Treasury Stock
Balance at January 1, 2021 and 2020 – 1,486,526 and 1,164,257 shares, respectively	$(5,261)	$(4,261)
Repurchase of common stock in 2021 and 2020 – nil and 322,269 shares, respectively	—	(1,000)
Balance at December 31, 2021 and 2020 – 1,486,526 and 1,486,526 shares, respectively	$(5,261)	$(5,261)

Total parent company stockholders’ equity	$321,034	$303,222

Non-controlling Interest
Balance at January 1	$16,170	$20,250
Net foreign currency translation adjustment attributable to non-controlling interest	480	1,511
Net loss attributable to non-controlling interest	(352)	(5,300)
Acquisition of the non-controlling interest in Wuhu	(444)	—
Cumulative effect of accounting change - credit loss	—	(102)
Acquisition of the non-controlling interest in USAI	—	29
Acquisition of the non-controlling interest in Changchun Hualong	—	(5)
Contribution by non-controlling shareholder of Wuhu Hongrun	—	217
Dividends declared to non-controlling interest holders of non-wholly owned subsidiaries	—	(430)
Balance at December 31	$15,854	$16,170

Total stockholders’ equity	$336,888	$319,392

The accompanying notes are an integral part of these consolidated financial statements.

57 |Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$10,726	$(10,271)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Share-based compensation	88	—
Depreciation and amortization	27,113	22,057
Deferred income taxes	4,020	2,205
Allowance for credit losses	2,738	6,238
Equity in net earnings of affiliates	(6,331)	(4,092)
Government subsidy reclassified from advances payable	(1,253)	—
Loss on disposal of fixed assets	389	129
Government subsidy	—	287
(Increase)/decrease in:
Accounts and notes receivable	26,560	7,295
Advance payments and others	1,439	1,176
Inventories	(25,684)	(109)
Increase/(decrease) in:
Accounts and notes payable	(2,801)	27,248
Customer deposits	870	93
Accrued payroll and related costs	(2,721)	1,073
Accrued expenses and other payables	(4,081)	7,069
Taxes payable	(4,501)	(3,474)
Advances payable	1,700	502
Net cash provided by operating activities	28,271	57,426

Cash flows from investing activities:
Purchase of short-term investments and long-term time deposits	(63,478)	(60,055)
Proceeds from maturities of short-term investments	69,351	53,393
(Decrease)/increase in demand loans and employee housing loans included in other receivables	(171)	165
Loan to a related party	—	(151)
Repayment of loan from a related party	154	—
Cash received from property, plant and equipment sales	150	1,495
Cash paid to acquire property, plant and equipment and land use rights (including $1,965 and $2,668 paid to related parties for the years ended December 31, 2021 and 2020, respectively)	(9,260)	(15,825)
Cash paid to acquire intangible assets	(642)	(741)
Cash received from long-term investment	20,621	3,322
Investment under equity method	(308)	(5,360)
Cash prepaid for investment under equity method	(13,454)	—
Net cash provided by/(used in) investing activities	2,963	(23,757)

Cash flows from financing activities:
Proceeds from bank and government loans	53,209	39,813
Repayment of bank loans and government loans	(50,803)	(53,046)
Payment to broker agents for repurchase of common stock	—	(2,990)
Repayments of the borrowing under sale and leaseback transaction	(4,450)	(4,163)
Deemed distribution to shareholders	—	(88)
Acquisition of non-controlling interest	(1,075)	(81)
Cash received from capital contributions by non-controlling interest holder	—	722
Net cash used in financing activities	(3,119)	(19,833)

Cash and cash equivalents affected by foreign currency	3,323	7,822
Net increase in cash and cash equivalents	31,438	21,658
Cash, cash equivalents and pledged cash at beginning of year	128,061	106,403
Cash, cash equivalents and pledged cash at end of year	$159,499	$128,061

The accompanying notes are an integral part of these consolidated financial statements.

58 |Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31,
	2021	2020
Cash paid for interest	$1,843	$2,751
Cash paid for income taxes	$3,398	$3,229

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Year Ended December 31,
	2021	2020
Property, plant and equipment recorded during the year which previously were advance payments	$8,543	$11,838
Accounts payable for acquiring property, plant and equipment	$1,510	$2,024
Accounts receivable in exchange for short-term investments	$—	$223

The accompanying notes are an integral part of these consolidated financial statements

59 |Page

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

The Company owns interests in the following subsidiaries incorporated in the PRC and Brazil as of December 31, 2021 and 2020.

	Percentage Interest
	December 31,	December 31,
Name of Entity	2021	2020
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu”[5]	100.00%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[12]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[13]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”[14]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”[15]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [16]	100.00%	100.00%
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

60 |Page

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. The Company retained its controlling interest in Wuhu and the acquisition of the non-controlling interest was accounted for as an equity transaction.
6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
7.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.
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

13.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (“Henglong KYB”), which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.
14.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd. ("Wuhan Hyoseong"), which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
15.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., "Wuhu Hongrun", which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
16.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., "Changchun Hualong", for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

61 |Page

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2021 and 2020, the consolidated financial statements include the accounts of the Company and its subsidiaries, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Jielong was formed in April 2006. On December 31, 2021, 85% of Jielong was owned by the Company, and 15% of Jielong was owned by Hubei Wanlong. The highest authority of Jielong is its board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both the chairman of such board of directors and the general manager of Jielong are appointed by the Company.

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

62 |Page

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

Pledged Cash - Pledged as collateral for the Company’s notes payable and restricted to use. The Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 20%-100% of the face value of the relevant bank note, in order to obtain the bank note.

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

Current Expected Credit Losses - In 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASC Topic 326"), which amends previously issued guidance regarding the impairment of financial instruments by creating an impairment model that is based on expected losses rather than incurred losses. The Company adopted this ASC Topic 326 and several associated ASUs on January 1, 2020 using a modified retrospective approach with a cumulative effect recorded as reduction of beginning retained earnings with amount of $0.8 million. As of January 1, 2021, the Company's accounts and notes receivable, advance payments and other receivables are within the scope of ASC Topic 326. The Company has identified the relevant risk characteristics of its customers and the related receivables, advance payments, and other receivables which include type of the products the Company provides, nature of the customers or a combination of these characteristics. Receivables with similar risk characteristics have been grouped into pools. For each pool, the Company considers the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses. Other key factors that influence the expected credit loss analysis include customer demographics, payment terms offered in the normal course of business to customers, and industry-specific factors that could impact the Company's receivables. Additionally, external data and macroeconomic factors are also considered.

For the year ended December 31, 2021, the Company recorded $2.7 million expected credit loss expense in general and administrative expenses. As of December 31, 2021, the expected credit loss provision for the current and non-current assets were $12.9 million and $0.5 million, respectively.

63 |Page

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

Land use rights  - Land use rights represent acquisition costs to purchase land use rights from the PRC government, which are evidenced by property certificates. The periods of these purchased land use rights are either 45 years or 50 years. The Company classifies land use rights as long-term assets on the balance sheet and cash outflows related to acquisition of land use rights as investing activities.

Land use rights are carried at cost less accumulated amortization and impairment losses, if any. Amortization is computed using the straight-line method over the term specified in the land use right certificate for 45 years or 50 years, as applicable. Amortization expenses of land use rights were $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had pledged land use rights with a net book value of approximately $5.7 million and $5.7 million, respectively, as security for its comprehensive credit facilities with banks in China.

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

Interest Costs Capitalized - Interest costs incurred in connection with borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized and depreciated as part of the asset’s total cost when the respective asset is placed into service. Interest costs capitalized for the years ended December 31, 2021 and 2020, were $0.5 million and $0.9 million, respectively.

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

64 |Page

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

The Company continually reviews its investment to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near-term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry-specific or investee-specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the security is written down to fair value. There were no impairment losses for its long-term investment in the years ended December 31, 2021 and 2020.

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

65 |Page

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

Customer Deposits

As of December 31, 2021 and 2020, the Company has customer deposits of $2.4 million and $1.5 million , respectively. During the year ended December 31, 2021, $7.2million was received and $6.3million (including $1.5 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the year ended December 31, 2020, $3.1 million was received and $2.9 million (including $1.3 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

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

Uncertain Tax Positions - In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2021 and 2020, the Company has no uncertain tax positions.

66 |Page

Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the years ended December 31, 2021 and 2020, the warranties activities were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2021	2020
Balance at the beginning of year	$36,215	$32,907
Additions during the year	13,917	17,801
Settlement within the year	(14,427)	(16,859)
Foreign currency translation loss	867	2,366
Balance at end of year	$36,572	$36,215

Pension - Most of the operations and employees of the Company are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately at a total of 35% and 30% of base salary for the years ended December 31, 2021 and 2020, respectively. Base salary levels are the average salary determined by the local governments. For employees in overseas countries (mainly U.S. and Brazil), the Company records pension costs and various employment benefits in accordance with the relevant overseas social security regulations, which is approximately at a total of 26% and 26% of base salary for the years ended December 31, 2021 and 2020, respectively.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.

In 2021, the Company’s five largest customers accounted for 44.8% of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (i.e., 21.2% of consolidated sales, which comprised a total of $105.6 million in sales included in the Hubei Henglong segment (Note 27)).

In 2020, the Company's five largest customers accounted for 47.1% of the Company's consolidated sales, with one customer accounting for more than 10% of consolidated sales (i.e., 23.6% of consolidated sales, which comprised a total of $98.5 million in sales included in the Hubei Henglong segment (Note 27)).

At December 31, 2021 and 2020, approximately 7.7% and 9.4% of accounts receivable were from trade transactions with the aforementioned customer (accounting for more than 10% of consolidated sales).

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

67 |Page

Income Taxes - Current income taxes are provided on the basis of net income for financial reporting purposes, adjusted for income and expense items which are not assessable or deductible for income tax purposes, in accordance with the regulations of the relevant tax jurisdictions. The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences, which is attributable to operating loss and tax credit carryforwards and for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, by applying enacted statutory rates applicable to future years. The tax base of an asset or liability is the amount attributed to that asset or liability for tax purposes. The effect on deferred taxes of a change in tax rates is recognized in income in the period enacted. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized. The valuation allowance is based on management’s estimates of future taxable profits and application of relevant income tax law. The Company applies ASC 740, “Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements and prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

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

Advertising, Shipping and Handling Costs – Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Shipping and handling costs relating to sales of $9.9 million and $5.8 million were included in selling expenses for the years ended December 31, 2021 and 2020, respectively.

Leases – The Company adopted ASU 2016-02, Leases, and other related ASUs (collectively, "ASC 842") on January 1, 2019, using the modified retrospective method of adoption. The Company determines if an arrangement is a lease upon inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used. The Company's major plants and buildings are self-owned and limited temporary small offices were rented. For leases with a term of 12 months or less, the Company makes an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is the Company's incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on the lease term and the economic environment of the applicable country or region. The discount rate used by the Company for its operating lease was 4.49%. As of December 31, 2021, the weighted average remaining lease term was 1 year. The Company did not have finance lease arrangements as of December 31, 2021.

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

68 |Page

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

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2021 and 2020, the Company did not have any fair value assets and liabilities classified as Level 1. As at December 31, 2021 and 2020, marketable securities with amounts of $0.1 million and $0.2 million, respectively, were classified as Level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2021 and 2020, the Company did not have any fair value assets and liabilities classified as Level 2.

Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). As at December 31, 2021 and 2020, wealth management financial products with amounts of $1.7 million and $9.9 million, respectively, were classified as Level 3.

The Company’s financial instruments consist principally of cash and cash equivalents, pledged cash, time deposits, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses and bank loans. As of December 31, 2021 and 2020, the respective carrying values of all financial instruments approximated fair value because any changes in fair value, after considering the discount rate, are immaterial.

Segment Reporting - Based on the criteria established by ASC 280 "Segment Reporting," the Company currently operates and manages its business by product sectors and each of them is a reportable segment. The Company's chief operating decision-maker ("CODM") is the chief executive officer. The CODM reviews operating results to make decisions about allocating resources for the Company and assessing performance of its segments. Since most of the revenue generated of the Company and assets held by the Company are in PRC while others are generated and held in other countries, information by geographic region is also presented.

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

69 |Page

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

In translating the financial statements of the Company’s China and Brazil subsidiaries and Genesis from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income (loss) in stockholders’ equity.

Certain Relationships and Related Transactions

The following are the related parties of the Company. The Company or the major shareholders of the Company directly or indirectly have interests in these related parties:

●	Jingzhou Henglong Fulida Textile Co., Ltd., “ Fulida ”
●	Xiamen Joylon Co., Ltd., “ Xiamen Joylon ”
●	Shanghai Tianxiang Automotive Parts Co., Ltd., “ Shanghai Tianxiang ”
●	Shanghai Jinjie Industrial & Trading Co., Ltd., “ Shanghai Jinjie ”
●	Jiangling Tongchuang Machining Co., Ltd., “ Jiangling Tongchuang ”
●	Shanghai Hongxi Investment Inc, “ Hongxi ”
●	Hubei Wiselink Equipment Manufacturing Co., Ltd., “ Hubei Wiselink ”
●	Jingzhou Derun Agricultural S&T Development Co., Ltd., “ Jingzhou Derun ”
●	Jingzhou Tongying Alloys Materials Co., Ltd., “ Jingzhou Tongying ”
●	Wuhan Dida Information S&T Development Co., Ltd., “ Wuhan Dida ”
●	Hubei Wanlong Investment Co., Ltd., “ Hubei Wanlong ”
●	Jingzhou Yude Machining Co., Ltd., “ Jingzhou Yude ”
●	Beijing Hainachuan HengLong Automotive Steering System Co., Ltd., “ Beijing Henglong ”
●	Honghu Changrun Automotive Parts Co., Ltd., “ Honghu Changrun ”
●	Jingzhou Henglong Real Estate Co., Ltd., “ Henglong Real Estate ”
●	Xiamen Joylon Automotive Parts Co., Ltd., “Xiamen Automotive Parts ”
●	Jingzhou Jiulong Machinery and Electronic Trading Co., Ltd., “ Jiulong Machinery ”
●	Wuhan Tongkai Automobile Motor Co., Ltd., “ Wuhan Tongkai ”
●	Jingzhou Natural Astaxanthin Inc, “Jingzhou Astaxanthin”
●	Hubei Asta Biotech Inc., “Hubei Asta”
●	Shanghai Yifu Automotive Electronics Technology Co., Ltd., “Shanghai Yifu”
●	Suzhou Qingyan Venture Capital Fund L.P., “Suzhou Qingyan”
●	Chongqing Qingyan Venture Capital Fund L.P., “Chongqing Qingyan”
●	Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”
●	Hubei Hongrun Intelligent System Co.,Ltd., "Hubei Hongrun"
●	Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”
●	Hubei Zhirong Automobile Technology Co., Ltd., “Hubei Zhirong”
●	Hubei Tongrun Automotive Parts Industry Development Co., Ltd., “Hubei Tongrun”
●	Hubei Qingyan Venture Capital Fund L.P, "Hubei Qingyan"
●	Hubei Henglongtianyu Pipe system Co.,Ltd., "Henglong Tianyu"
●	Wuhan Ewinlink Intelligent System Co., Ltd., "Ewinlink"
●	Hubei HLTW Automotive Lightweight Co.,Ltd., “Hubei HLTW”

70 |Page

●	Hubei Jinlv New Energy Battery Technology Co., Ltd., “Hubei Jinlv”
●	Hubei Yiling Intelligent Technology Co., Ltd., “Hubei Yiling”
●	Sentient AB

Principal policies of the Company in connection with transactions with related parties are as follows:

Products Sold to Related Parties – The Company sold products to related parties at fair market prices and granted them credit of three to four months. These transactions were consummated under similar terms as the Company’s other customers.

Materials Purchased from Related Parties – The Company purchased materials from related parties at fair market prices, and also received from them credit of three to four months. These transactions were consummated under similar terms as the Company’s other suppliers’.

Equipment and Production Technology Purchased from Related Parties - The Company purchased equipment and production technology from related parties at fair market prices, or reasonable cost-plus pricing if fair market prices are not available. The Company sometimes was required to pay in advance based on the purchase agreement, because equipment manufacturing and technology development normally requires a long period. These transactions are consummated under similar terms as the Company’s other suppliers’.

Short-term Loans Extended to Related Parties - The Company provides short-term loans to related parties and assists the borrowing entities in addressing certain cash flow needs. In general, the Company charges interest by referencing to the prevailing borrowing interest rates published by PBOC.

Recent Accounting Pronouncements

In August 2018, the FASB released ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements. The provisions of ASU 2018-13 are to be applied using a prospective or retrospective approach, depending on the amendment, and are effective for interim periods and fiscal years beginning after October 1, 2020, with early adoption permitted. The Company adopted this guidance from January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU provides an exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This update also (1) requires an entity to recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, (2) requires an entity to evaluate when a step-up in the tax basis of goodwill should be considered part of the business combination in which goodwill was originally recognized for accounting purposes and when it should be considered a separate transaction, and (3) requires that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for the Company for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance from January 1, 2021. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

71 |Page

3.	Accounts and Notes Receivable

The Company’s accounts receivable on December 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	December 31,
	2021	2020
Accounts receivable - unrelated parties	$146,362	$141,018
Notes receivable - unrelated parties (1)	61,328	85,354
Total accounts and notes receivable - unrelated parties	207,690	226,372
Less: allowance for doubtful accounts - unrelated parties	(11,961)	(9,853)
Accounts and notes receivable, net - unrelated parties	195,729	216,519
Accounts and notes receivable - related parties	15,505	17,622
Less: allowance for doubtful accounts - related parties	(898)	(1)
Accounts and notes receivable, net - related parties	14,607	17,621
Accounts and notes receivable, net	$210,336	$234,140
(1)	Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

As of December 31, 2021 and 2020, the Company pledged its notes receivable in amounts of nil and $8.2 million, respectively, as collateral for the government loans (See Note 11).

As of December 31, 2021 and 2020, the Company pledged its notes receivable in amounts of $18.2 million and $5.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholder upon maturity (See Note 12).

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2021 and 2020, is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$9,854	$2,379
Cumulative effect of the adoption of ASC Topic 326	—	1,049
Amounts provided during the year (1)	2,774	6,278
Amounts reversed of collection during the year	(24)	(94)
Foreign currency translation	255	242
Balance at end of year	$12,859	$9,854
(1)	In November 2020, Intermediate People's Court of Shenyang, Liaoning province, China accepted the bankruptcy reorganization application of one of the Company’s customers. As of December 31, 2021 and 2020, the Company had accounts and notes receivable with a total amount of $6.6 million and $6.4 million due from this customer and its subsidiaries, which receivables the Company considered in significant doubt of collectability, and the Company provided full allowance for these receivables.

72 |Page

4.	Advance Payments and Others

The Company’s advance payments and others as of December 31, 2021 and 2020, consisted of the following:

	Year Ended December 31,
	2021	2020
Prepayments for purchase of raw materials	$6,066	$5,993
Input VAT	3,433	4,233
Prepayment for share repurchase program	1,238	2,138
Prepaid income tax	1,366	1,486
Employee advances	641	564
Others	607	637
Total advance payments and others	13,351	15,051
Less: Allowance for doubtful accounts	(55)	(58)
Advance payments and others, net	$13,296	$14,993

5.	Inventories

The Company’s inventories at December 31, 2021 and 2020, consisted of the following (figures are in thousands of USD):

	December 31,
	2021	2020
Raw materials	$33,583	$24,367
Work in process	9,415	10,098
Finished goods	73,495	53,860
Balance at end of year	$116,493	$88,325

The Company recorded $4.7 million and $5.0 million of inventory write-down to cost of product sold for the years ended December 31, 2021 and 2020, respectively.

6.	Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	December 31,
	2021	2020
Costs:
Buildings	$69,554	$61,035
Machinery and equipment	253,245	233,273
Electronic equipment	6,887	6,491
Motor vehicles	5,121	5,064
Construction in progress	6,583	20,813
	341,390	326,676
Less: Accumulated depreciation	(213,669)	(185,672)
Balance at end of year	$127,721	$141,004

Depreciation charges for the years ended December 31, 2021 and 2020, were $26.1 million and $21.4 million, respectively.

As of December 31, 2021 and 2020, the Company pledged property, plant and equipment with net book value of approximately $54.7 million and $66.1 million, respectively, as security for its comprehensive credit facilities with banks in China.

73 |Page

7.	Intangible Assets

The Company’s intangible assets at December 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	December 31,
	2021	2020
Costs:
Patent technology	$2,598	$2,215
Management software license	3,994	3,564
Total intangible assets - at cost	6,592	5,779
Less: Accumulated amortization	(4,780)	(4,049)
Balance at end of year, net	$1,812	$1,730

Amortization expenses were $0.6 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

	Estimated Amortization Expenses
	2022	2023	2024	2025	2026
Amortization expenses	$606	$563	$310	$187	$72

8.	Long-term Investments

The Company's long-term investments on December 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	December 31,
	2021	2020
Limited Partnerships:
Chongqing Venture Fund(1)	$17,530	$20,230
Hubei Venture Fund(2)	9,665	14,473
Suzhou Venture Fund (3)	7,413	7,740
Subtotal - Investments in limited partnerships	34,608	42,443
Corporations:
Beijing Henglong (4)	—	5,241
Henglong Tianyu(5)	913	1,070
Chongqing Jinghua(6)	642	599
Jiangsu Intelligent (7)	803	413
Subtotal - Investments in corporations	2,358	7,323
Total	$36,966	$49,766
(1)

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the "Chongqing Venture Fund". As of December 31, 2021, Hubei Henglong has made investments of RMB 100.0 million, equivalent to approximately $14.5 million, representing 18.5% of Chongqing Venture Fund's equity. As a limited partner, Hubei Henglong has more than virtually no influence over Chongqing Venture Fund's operating and financial policies. The investment is accounted for using the equity method. In January, May, June, August and October 2021, Chongqing Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $4.9 million in the aggregate.

(2)

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the "Hubei Venture Fund". As of December 31, 2021, Hubei Henglong has made investments of RMB 98.5 million, equivalent to approximately $15.1 million, representing 32.8% of Hubei Venture Fund's equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Hubei Venture Fund's operating and financial policies. The investment is accounted for using the equity method. In April and December 2021, Hubei Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $6.1 million.

74 |Page

(3)

In September 2014, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Suzhou Venture Fund”. Hubei Henglong has made investments of RMB 50.0 million, equivalent to approximately $7.6 million, representing 12.5% of the Suzhou Venture Fund's equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund's operating and financial policies. The investment is accounted for using the equity method. In August 2021, Suzhou Venture Fund made distributions that were proportional to each owner's allocated share of the fund, pursuant to which Hubei Henglong received $1.4 million.

(4)

In January 2021, Beijing Henglong made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $1.5 million. In December 2021, Beijing Henglong was liquidated, pursuant to which Hubei Henglong received liquidation value of $6.7 million.

(5)

In June 2019, the Company invested RMB 8.0 million, equivalent to approximately $1.2 million, to establish an associate company, "Henglong Tianyu", with Jingzhou Tianyu Auto Parts Co., Ltd. The Company owns 40% of the equity in Henglong Tianyu, and can exercise significant influence over Henglong Tianyu’s operating and financial policies. The investment is accounted for using the equity method.

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

(7)

In April 2019, Hubei Henglong invested RMB 5.0 million, equivalent to approximately $0.8 million, to establish an associate company, Jiangsu Intelligent Networking Automotive Innovation Center Co. Ltd., "Jiangsu Intelligent", with other parties. The Company owns 19.2% of the equity in Jiangsu Intelligent and can exercise significant influence over Jiangsu Intelligent's operational and financial policies. The investment is accounted for using the equity method.

The Company’s consolidated statements of income or loss and comprehensive income included equity in earnings of affiliated companies of $6.3 million and $4.1 million for the years ended December 31, 2021 and 2020, respectively.

The Company summarizes the condensed financial information of the Company’s equity method investments as a group below (figures are in thousands of USD):

	December 31,
	2021	2020
Revenue	$88,122	$59,912
Gross profit	59,561	30,134
Income from continuing operations	63,067	28,012
Net income	$61,374	$28,968

75 |Page

9.	Deferred Income Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31, 2021 and 2020, were as follows (figures are in thousands of USD):

	December 31,
	2021	2020
Losses carryforward (U.S.) (1)	$2,559	$2,727
Losses carryforward (Non-U.S.) (1)	13,058	12,491
Product warranties and other reserves	8,679	7,930
Property, plant and equipment	7,760	5,246
Share-based compensation	26	18
Bonus accrual	106	567
Other accruals	1,101	1,453
Deductible temporary difference related to revenue recognition	879	1,551
Others	983	2,350
Total deferred tax assets	35,151	34,333
Less: Valuation allowance (1) (2)	(22,788)	(18,155)
Total deferred tax assets, net of valuation allowance	12,363	16,178

Deferred withholding tax for dividend distribution from PRC subsidiaries (Note 22)	4,380	4,280
Other taxable temporary differences	2,249	2,332
Total deferred tax liabilities	$6,629	$6,612
(1)	The net operating loss carry -forward for the U.S. entity for income tax purposes are available to reduce future years' taxable income. These carry -forwards will not expire if not utilized, and the Company may carry the losses forward indefinitely. Net operating losses for China entities can be carried forward for 5 years to offset taxable income except for entities that qualify as a High & New Technology Enterprise, for which the net operating loss can be carried forward for 10 years. However, as of December 31, 2021, valuation allowance was $22.8 million, including $2.6 million allowance for the Company’s deferred tax assets in the United States and $20.2 million allowance for the Company’s non-U.S. deferred tax assets primarily in China. Based on the Company’s current operations, management believes that all deferred tax assets in the United States and certain deferred tax assets in non-U.S. regions are not likely to be realized in the future.
(2)	As of December 31, 2021, the Company had net operating tax loss carry -forwards amounting to $8.1 million and $2.7 million which will expire from 2022 to 2031 and from 2022 to 2026, respectively, if not used. Pursuant to a public announcement issued by the PRC State Administration of Taxation in August 2018, net operating losses of entities not qualified as "High & New Technology Enterprise" will expire between 2022 and 2026 if not utilized and those of entities qualified as "High & New Technology Enterprise" will expire in 2031.

The deferred tax assets and liabilities are classified in the consolidated balance sheets as follows (figures are in thousands of USD):

	December 31,
	2021	2020
Deferred tax assets	$10,114	$13,846
Deferred tax liabilities	4,380	4,280

76 |Page

The activity in the Company’s valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$18,155	$10,630
Amounts provided for during the year	4,468	7,172
Amounts used during the year	(247)	(183)
Foreign currency translation	412	536
Balance at end of year	$22,788	$18,155

10. Other non-current assets

The Company’s other non-current assets at December 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	December 31,
	2021	2020
Prepayment for investment under equity method-Sentient AB(1)	$13,489	$-
Prepayment for acquisition of a subsidiary-Hefei Senye(2)	2,823	2,759
	$16,312	$2,759
(1)

In June 2021, Hubei Henglong entered into an agreement with other parties and committed to purchase 40% of the shares of Sentient AB for total consideration of RMB 155.2 million, equivalent to approximately $24.3 million. As of December 31, 2021, Hubei Henglong has paid RMB 86.0 million, equivalent to approximately $13.5 million, which was reported in other non-current assets as the transaction had not been consummated.

(2)

In November 2019, Hubei Henglong entered into an agreement with other parties and committed to purchase 70% of the shares of Hefei Senye Light Plastic Technology Co., Ltd. for total consideration of RMB 33.6 million, equivalent to approximately $4.8 million. As of December 31, 2021, Hubei Henglong has paid the amount of RMB 18.0 million, equivalent to approximately $2.8 million, which was reported in other non-current assets as the transaction had not been consummated.

11.	Bank and Government Loans

Loans consist of the following as of December 31, 2021 and 2020 (figures are in thousands of USD):

	December 31,
	2021	2020
Short-term bank loans (1)	$47,592	$36,575
Current portion of long-term government loan (2)	—	7,663
Subtotal	47,592	44,238
Long-term government loan (2)	—	7,663
Less: Current portion of long-term government loan (2)	—	(7,663)
Subtotal	—	—
Total bank and government loans	$47,592	$44,238
(1)	The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $116.8 million and $172.7 million, respectively, as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company has drawn down loans with an aggregate amount of $47.6 million and $36.6 million, respectively. The weighted average interest rate was 3.5% and 3.7%, respectively.

77 |Page

(2)	On August 7 and September 3, 2019, the Company borrowed from the local government loans of RMB 20.0 million and RMB 30.0 million, equivalent to approximately $3.1 million and $4.6 million, respectively. These loans are due for repayment on June 30, 2021 and have an interest rate of 3.80% per annum. As of December 31, 2021 and 2020, Henglong pledged nil and RMB 53.5 million, equivalent to approximately nil and $8.2 million, respectively, of notes receivable as collateral for the local government loans (See Note 3). The Company repaid these government loans on April 15, 2021.

The Company must use the loans for the purpose specified in the borrowing agreement. If it fails to do so, it may be charged penalty interest or triggered early repayment. The Company complied with such financial covenants as of December 31, 2021.

12.	Accounts and Notes Payable

The Company’s accounts and notes payable at December 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	December 31,
	2021	2020
Accounts payable - unrelated parties	$132,593	$132,349
Notes payable - unrelated parties (1)	81,997	80,173
Accounts and notes payable - unrelated parties	214,590	212,522
Accounts and notes payable - related parties	13,464	12,730
Balance at end of year	$228,054	$225,252
(1)	Notes payable represent payables in the form of notes issued by the bank. As of December 31, 2021 and 2020, the Company has pledged cash of $27.8 million and $30.8 million, and also has pledged notes receivable of $18.2 million and $5.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholder upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of December 31, 2021 and 2020, the Company has used $33.6 million and $43.9 million of its credit facility, respectively, for issuing bank notes.

13.	Accrued Expenses and Other Payables

The Company’s accrued expenses and other payables at December 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	December 31,
	2021	2020

Accrued expenses	$5,596	$8,627
Warranty reserves (See Note 2)	36,572	36,215
Payables for overseas transportation and custom clearance	4,548	3,278
Dividends payable to holders of non-controlling interests	471	460
Current portion of other long-term payable (See Note 15)	1,115	4,131
Accrued interest	507	646
Other payables	1,523	2,250
Balance at end of year	$50,332	$55,607

78 |Page

14. Taxes Payable

The Company’s taxes payable on December 31, 2021 and 2020, are summarized as follows (figures are in thousands of USD):

	December 31,
	2021	2020

Value-added tax payable	$3,494	$5,078
Tariffs payable	5,202	3,870
Long-term taxes payable - current portion (1)	2,809	2,809
Income tax payable	311	133
Other tax payable (1)	510	1,259
Short-term taxes payable	$12,326	$13,149

	December 31,
	2021	2020

Long-term taxes payable	$23,884	$26,693
Less: Long-term taxes payable - current portion (1)	(2,809)	(2,809)
Long-term taxes payable (1)	$21,075	$23,884
(1)	A one-time transition tax of $35.6 million was recognized in the three months ended December 31, 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. During the years ended December 31, 2021 and 2020, $2.8 million and $2.8 million, respectively, were paid by the Company. See Note 22 for more details about the U.S. Tax Reform.

15.	Other Long-term Payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was $13.1 million and the sales price was $14.3 million. Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over 4 years with a quarterly lease payment of approximately $1.0 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction was accounted for as a financing transaction by the Company. As of December 31, 2021 and 2020, $1.2 million and $4.1 million, respectively, was recognized as other payable (See Note 13); and nil and $1.1 million, respectively, was recognized as other long-term payable to the buyer-lessor. For the years ended December 31, 2021 and 2020, the Company recorded $0.3 million and $0.5 million, respectively, of interest expense related to the lease back transaction.

16. Redeemable non-controlling interests

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

For the years ended December 31, 2021 and 2020, the Company recognized accretion of $0.028 million and $0.009 million to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

79 |Page

17.	Stock Options

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005 and extended to June 27, 2025 at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 658,850 stock options under this plan as of December 31, 2021.

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management in December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the options were exercisable immediately on the grant dates. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2021, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

For the stock options granted during the year ended December 31, 2021, assumptions used to estimate the fair value of stock options on the grant date is as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
February 3, 2021	76.91%	0.46%	5	0.00%

The stock options granted during the year ended December 31, 2021 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model was $0.1 million. For the years ended December 31, 2021 and 2020, the Company recognized stock-based compensation expenses of $0.1 million and nil, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2020	30,000	$4.99	5
Expired	(7,500)	4.58	5
Outstanding - December 31, 2020	22,500	$4.79	5
Expired	(7,500)	6.95	5
Granted	22,500	6.26	5
Outstanding - December 31, 2021	37,500	$5.24	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2021:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$2.37 - $6.26	37,500	2.97	$5.24	37,500

As of December 31, 2021 and 2020, the total intrinsic value of the Company’s stock options that were exercisable were nil.

During the years ended December 31, 2021 and 2020, no stock options were exercised.

80 |Page

During the years ended December 31, 2021, the weighted average fair value of the Company’s stock options granted was $3.92. No stock options were granted during the year ended December 31, 2020.

18.	Retained Earnings

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the years ended December 31, 2021 and 2020, the subsidiaries in China appropriated statutory reserves of $0.2 million and $0.04 million, respectively.

19.	Treasury Stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through December 4, 2019. The Board of Directors of the Company approved the extension of such program to December 4, 2020. On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021. For the years ended December 31, 2021 and 2020, the Company repurchased nil and 322,269 shares of the Company for aggregate cash consideration of nil and $1.0 million, respectively, on the open market.

The repurchased shares are not cancelled and are presented as “treasury stock” on the balance sheet.

20.	Other Income, Net

During the years ended December 31, 2021 and 2020, the Company recorded other income which is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2021	2020
Government subsidy	$4,928	$2,820
Penalties income	70	140
Charity donation	—	(1,136)
Investment income	1,670	614
Total other income, net	$6,668	$2,438

21.	Financial Expense, net

During the years ended December 31, 2021 and 2020, the Company recorded financial expense, net which is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2021	2020

Interest income	$(1,242)	$(1,662)
Foreign exchange loss, net	3,204	6,284
Bank fees	388	275
Total financial expense, net	$2,350	$4,897

81 |Page

22.	Income Taxes

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of December 31, 2021 and 2020, the Company has recognized deferred tax liabilities of $4.4 million and $4.3 million for the undistributed profits of $43.1 million and $43.1 million, respectively, which are expected to be distributed to Genesis in the future. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries indefinitely. As of December 31, 2021 and 2020, the Company still has undistributed earnings of approximately $265.9 million and $248.9 million, respectively, from investment in the PRC subsidiaries that are considered indefinitely reinvested. Had the undistributed earnings been distributed to Genesis and not indefinitely reinvested, the tax provision as of December 31, 2021 and 2020, of approximately $26.6 million and $24.9 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

In 2020, Henglong, Jiulong, Hubei Henglong, Chuguanjie and Wuhu were granted the title of “High & New Technology Enterprise”, and based on the PRC income tax law, they were subject to enterprise income tax at a rate of 15% from 2020 to 2022.

In 2019, Shenyang and Jielong were granted the title of “High & New Technology Enterprise”, and based on the PRC income tax law, they are subject to enterprise income tax at a rate of 15% from 2019 to 2021. The Company estimated the applied tax rate in 2022 to be 15% as it is probable that it will pass re-assessment in 2022 and continue to qualify as “High & New Technology Enterprise”.

In 2018, Chongqing was granted the title of “High & New Technology Enterprise” and based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2018 to 2020. The Company has not applied for the re-assessment in 2021, therefore, it is subject to enterprise income tax at a rate of 25% in 2021.

In 2021, Henglong KYB was granted the title of “High & New Technology Enterprise” and based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2021 to 2023.

According to the New CIT, Shanghai Henglong, Testing Center, Wuhan Hyoseong, Changchun Hualong and Wuhu Hongrun are subject to income tax at a rate of 25%.

82 |Page

Brazil Corporate Income Tax

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 15%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over BRL 0.24 million, equivalent to approximately $ 0.05 million. The Company recognized income tax expenses of $0.5 million in Brazil for the year ended December 31, 2021 and had no assessable income in Brazil for the year ended December 31, 2020.

Hong Kong Corporate Income Tax

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the years ended December 31, 2021 and 2020.

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

83 |Page

The provision for income taxes was calculated as follows (figures are in thousands of USD):

	Year Ended December 31,
	2021	2020
Tax rate	21%	21%
Income before income taxes	$8,399	$(12,200)
Income tax at federal statutory tax rate	1,764	(2,562)
Tax benefit of super deduction of R&D expense (1)	(5,212)	(3,605)
Effect of differences in foreign tax rate	504	555
Change in provision on valuation allowance for deferred income tax - U.S.	(34)	(133)
Change in provision on valuation allowance for deferred income tax - Non-U.S.	4,667	7,659
Effect of changes in tax rate	2,081	—
Other differences	234	249
Total income tax expense	$4,004	$2,163
(1)	According to a policy promulgated by the State Tax Bureau of the PRC and effective from 2008 onwards, enterprises engaged in research and development activities are entitled to claim an additional tax deduction amounting to 50% of their research and development expenses in determining their taxable income for the year. The additional tax deduction amount of the research and development expenses has been increased from 50% to 75%, effective from 2018 to 2020, and it was further increased to 100%, effective from 2021, according to a new tax incentives policy promulgated by the State Tax Bureau of the PRC in March 2021.

The Company is subject to tax examination in the United States and China. The Company's tax years for 2017 through 2021 are still open for examination in China. The Company's tax years for 2012 through 2021 are still open for examination in the United States.

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2021 and 2020.

23.	Income/(Loss) Per Share

Basic net income per share is computed using the weighted average number of the common shares outstanding during the year.

For diluted income per share, the Company uses the treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options.

The calculations of basic and diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2021	2020
Numerator:
Net income/(loss) attributable to the parent company’s common shareholders - Basic and Diluted	$11,050	(4,980)
Denominator:
Weighted average ordinary shares outstanding - Basic	30,851,776	31,077,196
Dilutive effects of stock options	3,655	—
Denominator for dilutive income per share - Diluted	30,855,431	31,077,196
Net income/(loss)per share attributable to the parent company’s common shareholders
Basic	0.36	(0.16)
Diluted	0.36	(0.16)

As of December 31, 2021, the exercise prices for 30,000 outstanding stock options were above the weighted average market price of the Company’s common stock during the year ended December 31, 2021. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

84 |Page

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

A significant portion of the Company’s business is conducted in China where the currency is the RMB. Regulations in China permit foreign owned entities to freely convert the RMB into foreign currency for transactions that fall under the “current account”, which includes trade related receipts and payments, interest and dividends. Accordingly, the Company’s Chinese subsidiaries may use RMB to purchase foreign exchange for settlement of such “current account” transactions without pre-approval.

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

Transactions other than those that fall under the “current account” and that involve conversion of RMB into foreign currency are classified as “capital account” transactions; examples of “capital account” transactions include repatriations of investment by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity. “Capital account” transactions require prior approval from China’s State Administration of Foreign Exchange, or SAFE, or its provincial branch to convert a remittance into a foreign currency, such as U.S. Dollars, and transmit the foreign currency outside of China.

This system could be changed at any time and any such change may affect the ability of the Company or its subsidiaries in China to repatriate capital or profits, if any, outside China. Furthermore, SAFE has a significant degree of administrative discretion in implementing the laws and has used this discretion to limit convertibility of current account payments out of China. Whether as a result of a deterioration in the Chinese balance of payments, a shift in the Chinese macroeconomic prospects or any number of other reasons, China could impose additional restrictions on capital remittances abroad. As a result of these and other restrictions under the laws and regulations of the People’s Republic of China, or the PRC, the Company’s China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent. The Company has no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of the Company’s Chinese subsidiaries to purchase foreign currencies and transfer such funds to the Company to meet its liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on the Company’s liquidity and its business.

85 |Page

25.	Related Party Transactions

Related party transactions during the years ended December 31, 2021 and 2020, are as shown below (figures are in thousands of USD):

Merchandise Sold to Related Parties

	Year Ended December 31,
	2021	2020
Hubei Hongrun	$25,229	$24,792
Beijing Henglong	24,604	24,672
Jingzhou Yude	10,784	—
Xiamen Automotive Parts	3,864	3,274
Other related parties	650	484
Total	$65,131	$53,222

Rental Income Obtained from Related Parties

	Year Ended December 31,
	2021	2020
Wuhan Tongkai	$180	$193
Jingzhou Tongying	170	101
Hubei Hongrun	112	100
Hubei ASTA	23	21
Other related parties	8	8
Total	$493	$423

Materials Sold to Related Parties

	Year Ended December 31,
	2021	2020
Honghu Changrun	$1,000	$362
Jingzhou Yude	278	306
Jiangling Tongchuang	626	483
Jingzhou Tongying	580	426
Beijing Henglong	32	1
Hubei Hongrun	12	180
Other related parties	25	5
Total	$2,553	$1,763

Materials Purchased from Related Parties

	Year Ended December 31,
	2021	2020
Jingzhou Tongying	$10,702	$8,677
Wuhan Tongkai	9,718	5,791
Jiangling Tongchuang	7,009	6,943
Honghu Changrun	2,358	1,868
Henglong Tianyu	1,014	274
Hubei Wiselink	481	326
Hubei Yiling	286	—
Other related parties	12	—
Total	$31,580	$23,879

86 |Page

Technology and Services Provided by Related Parties (recorded in R&D Expenses)

	Year Ended December 31,
	2021	2020
Sentient AB	$935	$—
Jingzhou Derun	—	26
Total	$935	$26

Property, Plant and Equipment Purchased from Related Parties

	Year Ended December 31,
	2021	2020
Hubei Wiselink	$1,200	$1,371
Ewinlink	—	499
Honghu Changrun	—	59
Total	$1,200	$1,929

Loan provided to a related party

	Year Ended December 31,
	2021	2020
Related party loan	$—	$151

As of December 31, 2021 and 2020, accounts receivable, accounts payable and advance payments between the Company and related parties are as shown below (figures are in thousands of USD):

Accounts and Notes Receivable from Related Parties

	December 31,
	2021	2020
Hubei Hongrun	$6,918	$4,054
Jingzhou Yude	5,740	1,283
Xiamen Automotive Parts	1,533	1,565
Beijing Henglong	—	9,630
Xiamen Joylon	890	870
Other related parties	424	220
Total accounts and notes receivable - related parties	15,505	17,622
Less: allowance for doubtful accounts - related parties	(898)	(1)
Accounts and notes receivable, net - related parties	$14,607	$17,621

Accounts and Notes Payable to Related Parties

	December 31,
	2021	2020
Wuhan Tongkai	$4,812	$4,523
Hubei Wiselink	2,984	2,779
Jingzhou Tongying	3,195	2,628
Henglong Tianyu	1,602	1,673
Honghu Changrun	484	609
Jiangling Tongchuang	240	506
Other related parties	147	12
Total	$13,464	$12,730

87 |Page

Advance Payments for Property, Plant and Equipment to Related Parties

	December 31,
	2021	2020
Hubei Wiselink	$565	$2,187
Henglong Real Estate	245	1,097
Total	$810	$3,284

Other Advance Payments and Others to Related Parties

	December 31,
	2021	2020
Jiangling Tongchuang	$324	$—
Honghu Changrun	—	238
Hongxi	—	153
Other related parties	276	131
Total	$600	$522

As of December 31, 2021, the date the Company issued the financial statements, Hanlin Chen, Chairman, owns 57.9% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

26.	Commitments and Contingencies
a.	Legal proceedings

On January 7, 2019, three purported stockholders of the Company filed a stockholder derivative complaint on behalf of the Company against the Company’s directors Hanlin Chen, Qizhou Wu and Guangxun Xu and former directors Arthur Wong and Robert Tung in the Delaware Court of Chancery, alleging that they had (a) breached their fiduciary duties by approving and paying excessive compensation to the non-employee directors of the Company, Arthur Wong, Guangxun Xu and Robert Tung, and (b) failed to make full and accurate disclosure of all material information with respect to director qualification and director compensation paid in 2017 in the Company’s annual proxy statement on Schedule 14A filed on October 10, 2018. The directors have engaged their own counsel to answer this complaint. On April 9, 2019, the Company moved to dismiss the complaint. The motion to dismiss was denied on July 17, 2019. As of November 2020, the Company reached a settlement to resolve the lawsuit for a sum of $55,998. The Company did not admit any liability in reaching the settlement. On February 5, 2021, the Court of Chancery conducted a hearing to confirm the settlement of the stockholder derivative action. The Court entered a Final Order and Judgment approving the settlement. The Court further ordered that the plaintiffs’ application for an award of attorneys’ fees and reimbursement of litigation expenses be reduced from $100,000 to $30,000. The Court’s Final Order and Judgment is publicly available on the Court of Chancery docket. As of December 31, 2021, the Company has received the above settlement of $55,998 from the directors and paid the above attorneys’ fees and reimbursement of litigation expenses.

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

88 |Page

b.	Commitments

In addition to bank loans, notes payables and the related interest, the following table summarizes the Company’s non-cancelable commitments and contingencies as of December 31, 2021 (figures are in thousands of USD):

	Payment Obligations by Period
	2022	2023	2024	Thereafter	Total
Obligations for investment contracts (1)	$10,858	$—	$—	$—	$10,858
Obligations for purchasing and services	21,930	1,960	—	—	23,890
Total	$32,788	$1,960	$—	$—	$37,195
(1)	In June 2021, Hubei Henglong entered into an agreement with other parties and committed to purchase 40% of the shares of Sentient AB for total consideration of RMB 155.2 million, equivalent to approximately $24.3 million. As of December 31, 2021, Hubei Henglong has paid RMB 86.0 million, equivalent to approximately $13.5 million, which was reported in other non-current assets as the transaction had not been consummated. According to the agreement, the remaining consideration RMB 69.2 million, equivalent to approximately $10.9 million, will be paid in 2022.

27.	Segment Reporting

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

As of December 31, 2021 and 2020, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

The Company’s product sector information is as follows (figures are in thousands of USD):

	Net Sales		Net Income (Loss)
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Henglong	$202,612	$157,715	$(526)	$(576)
Jiulong	94,510	100,120	971	995
Shenyang	16,510	14,091	560	(6,985)
Wuhu	27,227	14,280	(385)	(800)
Hubei Henglong	128,142	115,991	11,162	9,836
Henglong KYB	80,683	52,659	248	(6,668)
Other Entities	96,397	61,202	508	(1,928)
Total Segments	646,081	516,058	12,538	(6,126)
Corporate	—	—	(1,628)	(2,693)
Eliminations	(148,088)	(98,422)	(184)	(1,452)
Total consolidated	$497,993	417,636	$10,726	$(10,271)

89 |Page

	Depreciation and Amortization		Capital Expenditures
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Henglong	$6,691	$3,814	$1,613	$3,019
Jiulong	2,742	2,980	1,863	1,898
Shenyang	649	652	267	188
Wuhu	943	556	48	87
Hubei Henglong	11,237	10,067	2,515	2,412
Henglong KYB	1,427	1,368	4,804	4,017
Other Entities	3,377	2,578	546	6,872
Total Segments	27,066	22,015	11,656	18,493
Corporate	47	42	—	—
Eliminations	—	—	(1,754)	(1,927)
Total consolidated	$27,113	$22,057	$9,902	$16,566

	Total Assets
	December 31,
	2021	2020
Henglong	$241,958	$265,982
Jiulong	74,816	90,161
Shenyang	24,141	25,827
Wuhu	26,314	20,055
Hubei Henglong	431,529	415,296
Henglong KYB	77,598	63,871
Other Entities	116,749	91,999
Total Segments	993,105	973,191
Corporate	69,705	71,880
Eliminations	(346,048)	(337,511)
Total consolidated	$716,762	$707,560

Financial information segregated by geographic region is as follows (figures are in thousands of USD):

	Net Sales (1)		Long-term assets
	Year Ended December 31,		December 31,
	2021	2020	2021		2020
Geographic region:
China	$324,979	$294,739	$165,264		$165,043
United States	134,662	114,889	755		771
Other foreign countries	38,352	8,008	471		746
Total consolidated	$497,993	$417,636	$166,490	(2)	$166,560	(2)
(1)	Revenue is attributed to each country based on location of customers.
(2)

Pursuant to ASC 280-10-50-41, the deferred tax assets of $10.1 million and $13.7 million and the intangible assets, net of $1.8 million and $1.7 million were excluded from long-term assets as of December 31, 2021 and 2020, respectively.

90 |Page

EXHIBIT INDEX

Exhibit Number	Description

3.1(i)	Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Form 10-SB filed on August 27, 2001)

3.1.1(i)

Certificate of Amendment of Certificate of Incorporation, filed May 19, 2003 (incorporated by reference to Exhibit 4.1.1 to the Company’s Registration Statement on Form S-3 (File No. 333-133331) filed on April 17, 2006)

3.1(ii)	Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-SB filed on August 27, 2001)

4.1	Description of the Company’s Securities*

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

101*

The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 30, 2022, formatted in Extensible Business Reporting Language (XBRL):

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income or Loss;
(iii)	Consolidated Statements of Comprehensive Income or Loss;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and

91 |Page

(vi)	Related Notes.
*	Filed herewith.

92 |Page