Form 10-Q
period 2022-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2022-05-23
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or
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

Yes           ☐           No           ☒

As of May 23, 2022, the Company had 30,851,776 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Net product sales ($11,004 and $16,575 sold to related parties for the three months ended March 31, 2022 and 2021)	$136,396	$130,341
Cost of products sold ($7,540 and $8,214 purchased from related parties for the three months ended March 31, 2022 and 2021)	121,662	110,593
Gross profit	14,734	19,748
Gain on other sales	931	1,316
Less: Operating expenses
Selling expenses	4,312	5,609
General and administrative expenses	4,754	4,615
Research and development expenses	8,137	6,680
Total operating expenses	17,203	16,904
(Loss)/income from operations	(1,538)	4,160
Other income, net	3,519	1,723
Interest expense	(402)	(343)
Financial income/(expense), net	2,015	(239)
Income before income tax expenses and equity in earnings of affiliated companies	3,594	5,301
Less: Income taxes	958	641
Add: Equity in loss of affiliated companies	(2,487)	(1,429)
Net income	149	3,231
Less: Net income attributable to non-controlling interests	200	18
Accretion to redemption value of redeemable non-controlling interests	(8)	(7)
Net (loss)/income attributable to parent company’s common shareholders	$(59)	$3,206
Comprehensive income:
Net income	$149	$3,231
Other comprehensive income:
Foreign currency translation income/(loss), net of tax	1,437	(2,271)
Comprehensive income	1,586	960
Comprehensive income/(loss) attributable to non-controlling interests	289	(118)
Accretion to redemption value of redeemable non-controlling interests	(8)	(7)
Comprehensive income attributable to parent company	$1,289	$1,071

Net (loss)/income attributable to parent company’s common shareholders per share -
Basic	$(0.00)	$0.10
Diluted	$(0.00)	$0.10

Weighted average number of common shares outstanding -
Basic	30,851,776	30,851,776
Diluted	30,851,776	30,857,736

Share-based compensation included in operating expense above is as follows:
General and administrative expenses	—	88

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$79,402	$131,695
Pledged cash	30,047	27,804
Accounts and notes receivable, net - unrelated parties	211,035	195,729
Accounts and notes receivable, net - related parties	11,362	14,607
Inventories	114,483	116,493
Other current assets	59,252	15,052
Total current assets	505,581	501,380
Non-current assets:
Property, plant and equipment, net	123,436	127,721
Land use rights, net	10,705	10,732
Long-term investments	60,660	36,966
Other non-current assets	26,265	39,963
Total assets	$726,647	$716,762

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$48,185	$47,592
Accounts and notes payable-unrelated parties	215,892	214,590
Accounts and notes payable-related parties	11,784	13,464
Accrued expenses and other payables	58,340	50,332
Other current liabilities	25,819	25,838
Total current liabilities	360,020	351,816
Long-term liabilities:
Long-term tax payable	21,075	21,075
Other non-current liabilities	6,525	6,430
Total liabilities	$387,620	$379,321

Commitments and Contingencies (See Note 22)

Mezzanine equity:
Redeemable non-controlling interests	561	553

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of March 31, 2022 and December 31, 2021, respectively	$3	$3
Additional paid-in capital	63,731	63,731
Retained earnings-
Appropriated	11,481	11,481
Unappropriated	226,304	226,363
Accumulated other comprehensive income	26,065	24,717
Treasury stock – 1,486,526 and 1,486,526 shares as of March 31, 2022 and December 31, 2021, respectively	(5,261)	(5,261)
Total parent company stockholders’ equity	322,323	321,034
Non-controlling interests	16,143	15,854
Total stockholders’ equity	338,466	336,888
Total liabilities, mezzanine equity and stockholders’ equity	$726,647	$716,762

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$149	$3,231
Adjustments to reconcile net income from operations to net cash provided by /(used in) operating activities:
Share-based compensation	—	88
Depreciation and amortization	6,207	6,544
Provision/(reversal) of credit losses	100	(177)
Deferred income taxes	286	(254)
Equity in loss of affiliated companies	2,487	1,429
Loss on fixed assets disposals	37	9
(Increase)/decrease in:
Accounts and notes receivable	(11,184)	(3,972)
Inventories	2,532	(1,934)
Other current assets	(1,281)	(1,371)
Increase/(decrease) in:
Accounts and notes payable	(1,407)	1,595
Accrued expenses and other payables	(2,041)	(4,135)
Other current liabilities	(135)	(1,811)
Net cash used in operating activities	(4,250)	(758)
Cash flows from investing activities:
Decrease/(increase) in demand loans included in other non-current assets	242	(33)
Repayment of loan from a related party	—	154
Cash received from property, plant and equipment sales	95	51
Payments to acquire property, plant and equipment (including $794 and $137 paid to related parties for the three months ended March 31, 2022 and 2021, respectively)	(1,024)	(3,267)
Payments to acquire intangible assets	(40)	(112)
Investment under the equity method	(4,724)	—
Purchase of short-term investments	(44,693)	(14,661)
Proceeds from maturities of short-term investments	1,801	9,873
Cash received from long-term investment	2,704	2,237
Net cash used in investing activities	(45,639)	(5,758)
Cash flows from financing activities:
Proceeds from bank loans	16,088	12,569
Repayments of bank loans	(15,701)	(10,086)
Repayments of the borrowing for sale and leaseback transaction	(1,130)	(1,107)
Net cash (used in)/provided by financing activities	(743)	1,376
Effects of exchange rate on cash, cash equivalents and pledged cash	583	(884)
Net decrease in cash, cash equivalents and pledged cash	(50,049)	(6,024)
Cash, cash equivalents and pledged cash at beginning of the period	159,498	128,061
Cash, cash equivalents and pledged cash at end of the period	$109,449	$122,037

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

The Company owns the following aggregate net interests in the following subsidiaries organized in the People’s Republic of China, the “PRC,” and Brazil as of March 31, 2022 and December 31, 2021.

	Percentage Interest
	March 31,	December 31,
Name of Entity	2022	2021
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [5]	100.00%	100.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[12]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[13]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”[14]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”[15]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”[16]	100.00%	100.00%
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. The Company retained its controlling interest in Wuhu and the acquisition of the additional 22.67% equity interest in Wuhu was accounted for as an equity transaction.

6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
7.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.
12.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.
13.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.
14.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
15.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
16.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

2.           Basis of presentation and significant accounting policies

(a)	Basis of Presentation

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions in Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 2021 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, effective for financial statements issued for annual periods beginning after December 15, 2021. ASU 2021-10 requires business entities to disclose information in the notes to the financial statements about certain types of government assistance. The annual disclosure requirements apply to transactions with a government that are accounted for by analogizing to either a grant model or a contribution model. We plan to adopt ASU 2020-10 when we issue our annual financial statements. We do not expect it to have a material impact on our consolidated financial statements.

(c)	Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2021.

3.           Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of March 31, 2022 and December 31, 2021 are summarized as follows (figures are in thousands of USD):

	March 31, 2022	December 31, 2021
Accounts receivable - unrelated parties	$151,245	$146,362
Notes receivable - unrelated parties	72,643	61,328
Total accounts and notes receivable - unrelated parties	223,888	207,690
Less: allowance for doubtful accounts - unrelated parties	(12,853)	(11,961)
Accounts and notes receivable, net - unrelated parties	211,035	195,729
Accounts and notes receivable - related parties	12,256	15,505
Less: allowance for doubtful accounts - related parties	(894)	(898)
Accounts and notes receivable, net - related parties	11,362	14,607
Accounts and notes receivable, net	$222,397	$210,336

Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of March 31, 2022 and December 31, 2021, the Company pledged its notes receivable in amounts of $19.7 million and $18.2 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity (See Note 8).

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of cash operations amounted to $0.1 million and $0.2 million, respectively, for the three months ended March 31,2022 and 2021.

During the three months ended March 31, 2022, the Company’s five largest customers accounted for 46.7% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 22.1%. As of March 31, 2022, approximately 8.7% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

During the three months ended March 31, 2021, the Company’s five largest customers accounted for 43.3% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net sales, i.e., 20.9%. As of March 31, 2021, approximately 8.8% of accounts receivable were from trade transactions with the aforementioned customer and there was no individual customer with a receivables balance of more than 10% of total accounts receivable.

4.           Inventories

The Company’s inventories as of March 31, 2022 and December 31, 2021 consisted of the following (figures are in thousands of USD):

	March 31, 2022	December 31, 2021
Raw materials	$36,215	$33,583
Work in process	10,114	9,415
Finished goods	68,154	73,495
Total	$114,483	$116,493

The Company recorded $1.0 million and $1.0 million of inventory write-down to cost of products sold for the three months ended March 31, 2022 and 2021, respectively.

5.           Long-term investments

The Company’s long-term investments at March 31, 2022 and December 31, 2021, are summarized as follows (figures are in thousands of USD):

	March 31, 2022	December 31, 2021
Sentient AB(1)	24,452	—
Chongqing Venture Fund(2)	$15,085	$17,530
Hubei Venture Fund (3)	8,333	9,665
Suzhou Venture Fund (4)	5,634	7,413
Suzhou Qingshan (5)	4,727	—
Henglong Tianyu	891	913
Chongqing Jinghua	578	642
Jiangsu Intelligent	960	803
Total	$60,660	$36,966
(1)	In June 2021, Hubei Henglong entered into a share purchase agreement with Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”, a related party controlled by the Company’s controlling shareholder, Mr. Chen Hanlin. In accordance with the agreement, CAAS would purchase 200 shares, representing 40% of Sentient AB’s share capital, from Jingzhou WiseDawn for total consideration of RMB 155.2 million, equivalent to approximately $24.5 million. The transaction was completed in March 2022. Pursuant to the share purchase agreement, the Company has the right to appoint two directors to the board of directors, so it can exercise significant influence over Sentient AB. Therefore, the investment is accounted for using the equity method. As of March 31, 2022, the Company has completed investment of RMB 86.0 million, equivalent to approximately $13.6 million, the remaining consideration of RMB 69.2 million, equivalent to approximately $10.9 million, will be paid in 2022.
(2)	In January and February 2022, Chongqing Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $0.6 million in aggregate.
(3)	In January 2022, Hubei Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $1.2 million.
(4)	In February 2022, Suzhou Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $0.9 million.
(5)	In January 2022, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Qingshan Zhiyuan Ventrue Capital Fund L.P., “Suzhou Qingshan”. As of March 31, 2022, Hubei Henglong has paid RMB 30.0 million, equivalent to approximately $4.7 million, representing 27.78% of Suzhou Qingshan’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Qingshan’s operating and financial policies. The investment is accounted for using the equity method.

The condensed financial information of the Company’s significant equity investees for the three months ended March 31, 2022 and 2021 are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2022	2021
Revenue	$—	$—
Gross profit	—	—
(Loss) from continuing operations	(20,578)	(9,093)
Net (loss)	$(20,578)	$(9,093)

6.           Property, plant and equipment, net

The Company’s property, plant and equipment, net as of March 31, 2022 and December 31, 2021 are summarized as follows (figures are in thousands of USD):

	March 31, 2022	December 31, 2021
Costs:
Buildings	$71,798	$69,554
Machinery and equipment	256,334	253,245
Electronic equipment	6,997	6,887
Motor vehicles	5,108	5,121
Construction in progress	4,979	6,583
Total amount of property, plant and equipment	345,216	341,390
Less: Accumulated depreciation (1)	(221,780)	(213,669)
Total amount of property, plant and equipment, net (2)(3)	$123,436	$127,721
(1)	Depreciation charges were $5.9 million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively.
(2)	As of March 31, 2022 and December 31, 2021, the Company pledged property, plant and equipment with net book value of approximately $9.5 million and $54.7 million, respectively, as security for its comprehensive credit facilities with banks in China.
(3)	Interest costs capitalized for the three months ended March 31, 2022 and 2021, were $0.05 million and $0.16 million, respectively.

7.           Loans

Loans consist of the following as of March 31, 2022 and December 31, 2021 (figures are in thousands of USD):

	March 31, 2022	December 31, 2021
Short-term bank loans (1)	$48,185	$47,592
(1)	The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $123.3 million and $116.8 million, respectively, as of March 31, 2022 and December 31, 2021. As of March 31, 2022, and December 31, 2021, the Company has drawn down loans with an aggregate amount of $48.2 million and $47.6 million, respectively. The weighted average interest rate was 3.3% and 3.5%, respectively.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants as of March 31, 2022.

8.           Accounts and notes payable

The Company’s accounts and notes payable as of March 31, 2022 and December 31, 2021 are summarized as follows (figures are in thousands of USD):

	March 31, 2022	December 31, 2021
Accounts payable - unrelated parties	$132,199	$132,593
Notes payable - unrelated parties (1)	83,693	81,997
Accounts and notes payable - unrelated parties	215,892	214,590
Accounts and notes payable - related parties	11,784	13,464
Total	$227,676	$228,054
(1)	Notes payable represent payables in the form of notes issued by the bank. As of March 31, 2022 and December 31, 2021, the Company has pledged cash of $30.0 million and $27.8 million, respectively. As of March 31, 2022 and December 31, 2021, the Company has pledged notes receivable of $19.7 million and $18.2 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of March 31, 2022 and December 31, 2021, the Company has used $21.3 million and $33.6 million credit facility, respectively, for issuing bank notes.

9.           Accrued expenses and other payables

The Company’s accrued expenses and other payables as of March 31, 2022 and December 31, 2021 are summarized as follows (figures are in thousands of USD):

	March 31, 2022	December 31, 2021
Warranty reserves(1)	$37,128	$36,572
Payable for the investment in Sentient AB (See Note 5)	10,905	—
Accrued expenses	6,697	5,596
Current portion of other long-term payable (See Note 10)	—	1,115
Payables for overseas transportation and custom clearance	1,731	4,548
Dividends payable to holders of non-controlling interests	473	471
Accrued interest	257	507
Other payables	1,149	1,523
Balance at end of year	$58,340	$50,332
(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2022 and 2021, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$36,572	$36,215
Additions during the period	3,888	3,681
Settlement within the period	(3,476)	(3,645)
Foreign currency translation loss/(gain)	144	(266)
Balance at end of the period	$37,128	$35,985

10.         Other long-term payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was RMB 91.3 million (equivalent to $14.4 million as of March 31, 2022) and the sales price was RMB 100.0 million (equivalent to  $15.8 million as of March 31, 2022). Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over four  years with a quarterly lease payment of approximately $1.1 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction was accounted for as a financing transaction by the Company. As of March 31, 2022, the payables have been fully paid.

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

For the three months ended March 31, 2022 and 2021, the Company recognized accretion of $0.008 million and $0.007 million, respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

12.         Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three months ended March 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$63,731	$64,273
Share-based compensation	—	88
Balance at end of the period	$63,731	$64,361

13.         Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three months ended March 31, 2022 and 2021, no statutory reserve was appropriated by the subsidiaries in China.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three months ended March 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$11,481	$11,303
Balance at end of the period	$11,481	$11,303

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three months ended March 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$226,363	$215,491
Net (loss)/income attributable to parent company	(51)	3,213
Accretion of redeemable non-controlling interests	(8)	(7)
Balance at end of the period	$226,304	$218,697

14.         Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three months ended March 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$24,717	$17,413
Foreign currency translation adjustment attributable to parent company	1,348	(2,128)
Balance at end of the period	$26,065	$15,285

15.         Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through March 30, 2023. As of the report date, the Company has not repurchased any shares of the Company’s common stock.

16.         Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three months ended March 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2022	2021
Balance at beginning of the period	$15,854	$16,170
Net income attributable to non-controlling interests	200	18
Foreign currency translation adjustment attributable to non-controlling interests	89	(143)
Balance at end of the period	$16,143	$16,045

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

Contract liabilities are mainly customer deposits. As of March 31, 2022 and December 31, 2021, the Company has customer deposits of $3.7 million and $2.4 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the three months ended March 31, 2022, $2.3 million was received and $1.0 million (including $1.0 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the three months ended March 31, 2021, $1.0 million was received and $1.4 million (including $1.4 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

18.         Financial income/(expense), net

During the three months ended March 31, 2022 and 2021, the Company recorded financial income/(expense), net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2022	2021
Interest income	$251	$313
Foreign exchange gain/(loss), net	1,910	(469)
Bank charges	(146)	(83)
Total financial income/(expense), net	$2,015	$(239)

19.         Income/(loss) per share

Basic income per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period. The dilutive effect of outstanding stock options is determined based on the treasury stock method.

The calculations of basic and diluted income per share attributable to the parent company for the three months ended March 31, 2022 and 2021, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net (loss)/income attributable to the parent company’s common shareholders - Basic and Diluted	$(59)	$3,206
Denominator:
Weighted average shares outstanding	30,851,776	30,851,776
Dilutive effects of stock options	—	5,960
Denominator for dilutive income per share - Diluted	30,851,776	30,857,736

Net (loss)/income per share attributable to parent company’s common shareholders - Basic	$(0.00)	$0.10
Net (loss)/income per share attributable to parent company’s common shareholders - Diluted	$(0.00)	$0.10

As of March 31, 2021, the exercise prices for 30,000 outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended March 31, 2021. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

For the three months ended March 31, 2022, assumed conversion of the stock options has not been reflected in the dilutive calculation pursuant to ASC 260, “Earnings Per Share,” due to the anti-dilutive effect as a result of the Company’s net loss. The effects of all outstanding share options with common share equivalents of 954 shares have been excluded from the calculation of the diluted loss per share for the three months ended March 31, 2022, due to their anti-dilutive effect.

20.         Significant concentrations

A significant portion of the Company’s business is conducted in China where the currency is the RMB. Regulations in China permit foreign owned entities to freely convert the RMB into foreign currency for transactions that fall under the “current account”, which includes trade related receipts and payments, interest and dividends. Accordingly, the Company’s Chinese subsidiaries may use RMB to purchase foreign currency for settlement of such “current account” transactions without pre-approval.

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

21.         Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related party sales

	Three Months Ended March 31,
	2022	2021
Merchandise sold to related parties	$11,004	$16,575
Materials and others sold to related parties	605	426
Rental income obtained from related parties	125	106
Total	$11,734	$17,107

Related party purchases

	Three Months Ended March 31,
	2022	2021
Materials purchased from related parties	$7,540	$8,214
Equipment purchased from related parties	449	225
Others purchased from related parties	157	10
Total	$8,146	$8,449

Related party investment transaction

	Three Months Ended March 31,
	2022	2021
Equity interest purchase from related parties	$24,452	$—

Related party receivables

	March 31, 2022	December 31, 2021
Accounts and notes receivable, net from related parties	$11,362	$14,607

Related party advance payments

	March 31, 2022	December 31, 2021
Advance payments for property, plant and equipment to related parties	$1,159	$810
Advance payments and others to related parties	1,520	600
Total	$2,679	$1,410

Related party payables

	March 31, 2022	December 31, 2021
Accounts and notes payable	$11,784	$13,464
Accrued expenses and other payables to related parties	10,905	—
Total	22,689	13,464

These transactions were consummated under similar terms as those with the Company’s third party customers and suppliers.

As of May 23, 2022, Hanlin Chen, the chairman of the board of directors of the Company, owns 57.9% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2022 (figures are in thousands of USD):

	Payment obligations by period
	2022	2023	2024	Thereafter	Total
Obligations for investment contracts (1)	$—	$4,726	$—	$—	$4,726
Obligations for purchasing and service agreements	22,925	2,004	—	—	24,929
Total	$22,925	$6,730	$—	$—	$29,655
(1)	In January 2022, Hubei Henglong entered into an agreement with other parties and committed to purchase 27.78% of the shares of Suzhou Qingshan for total consideration of RMB 60.0 million, equivalent to approximately $9.5 million. As of March 31, 2022, Hubei Henglong has paid RMB 30.0 million, equivalent to approximately $4.7 million, which was reported in long term investment using equity mehod. According to the agreement, the remaining consideration of RMB 30.0 million, equivalent to approximately $4.7 million, will be paid in 2023.

23.         Off-balance sheet arrangements

As of March 31, 2022 and December 31, 2021, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

24.         Segment reporting

The accounting policies of the product sectors (each entity manufactures and sells different products and represents a different product sector) are the same as those described in the summary of significant accounting policies disclosed in the Company’s 2021 Annual Report on Form 10-K except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting them in making internal operating decisions. Generally, the Company evaluates performance based on stand-alone product sector operating income and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Each product sector is considered a reporting segment.

As of March 31, 2022 and 2021, the Company had 15 product sectors, seven of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB, Hubei Henglong, and Brazil Henglong), and one holding company (Genesis). The other eight sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

The Company’s product sector information for the three months ended March 31, 2022 and 2021, is as follows (figures are in thousands of USD):

	Net Product Sales		Net (Loss)/Income
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Henglong	$62,003	$49,079	$1,199	$799
Jiulong	17,728	33,719	(2,434)	1,000
Shenyang	3,311	4,092	(60)	353
Wuhu	8,872	4,159	2	7
Hubei Henglong	32,943	35,458	(2,837)	666
Henglong KYB	29,807	18,206	569	165
Brazil Henglong	10,484	4,915	2,815	413
Other Entities	19,849	16,322	1,147	95
Total Segments	184,997	165,950	401	3,498
Corporate	—	—	(235)	(217)
Eliminations	(48,601)	(35,609)	(17)	(50)
Total	$136,396	$130,341	$149	$3,231

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

Most of the Company’s production and research and development institutes are located in China. As of March 31, 2022, the Company has approximately 4,051 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing work to improve its operations and business structure and achieve profitable growth.

In addition, as a result of COVID-19, the Company’s businesses, results of operations, financial position and cash flows had been materially and adversely affected in the first quarter of 2022. The Company resumed operation in March of 2022. However, because of the significant uncertainties surrounding COVID-19, which are still evolving, the extent of the business disruption, including the duration and the related financial impact on subsequent periods cannot be reasonably estimated at this time. See “Item 1A. Risk Factors—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus disease (COVID-19)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

●Tax law changes ●Variances in future projected profitability, including by taxing entity

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this report.

Results of Operations

Three Months Ended March 31, 2022 and 2021

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2022	2021	Change	Change %
Net product sales	$136,396	$130,341	$6,055	4.6
Cost of products sold	121,662	110,593	11,069	10.0
Gain on other sales	931	1,316	(385)	(29.3)
Selling expenses	4,312	5,609	(1,297)	(23.1)
General and administrative expenses	4,754	4,615	139	3.0
Research and development expenses	8,137	6,680	1,457	21.8
Other income, net	3,519	1,723	1,796	104.2
Interest expense	402	343	59	17.2
Financial (income)/expense, net	(2,015)	239	(2,254)	(943.1)
Income taxes	958	641	317	49.5
Net income	149	3,231	(3,082)	(95.4)
Net income attributable to non-controlling interests	200	18	182	1,011.1
Net (loss)/income attributable to parent company’s common shareholders	$(59)	3,206	$(3,265)	(101.8)%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	2022	2021	Change		2022	2021	Change
Henglong	$62,003	$49,079	$12,924	26.3%	$57,441	$45,119	$12,322	27.3%
Jiulong	17,728	33,719	(15,991)	(47.4)	17,606	30,668	(13,062)	(42.6)
Shenyang	3,311	4,092	(781)	(19.1)	2,816	3,313	(497)	(15.0)
Wuhu	8,872	4,159	4,713	113.3	8,302	3,872	4,430	114.4
Hubei Henglong	32,943	35,458	(2,515)	(7.1)	30,122	29,485	637	2.2
Henglong KYB	29,807	18,206	11,601	63.7	27,321	16,895	10,426	61.7
Brazil Henglong	10,484	4,915	5,569	113.3	9,498	3,336	6,162	184.7
Other Entities	19,849	16,322	3,527	21.6	16,044	13,402	2,642	19.7
Total Segments	184,997	165,950	19,047	11.5	169,150	146,090	23,060	15.8
Elimination	(48,601)	(35,609)	(12,992)	36.5	(47,488)	(35,497)	(11,991)	33.8
Total	$136,396	$130,341	$6,055	4.6%	$121,662	$110,593	$11,069	10.0%

Net Product Sales

Net product sales were $ 136.4 million for the three months ended March 31, 2022, compared to $130.3 million for the same period in 2021, representing an increase of $6.1 million, or 4.7%.

Net sales of traditional steering products and parts were $95.4 million for the three months ended March 31, 2022, compared to $105.6 million for the same period in 2021, representing a decrease of $10.2 million, or 9.7%. Net sales of electric power steering (“EPS”) were $41.0 million for the three months ended March 31, 2022 and $24.7 million for the same period in 2021, representing an increase of $16.3 million, or 66.0%. As a percentage of net sales, sales of EPS were 30.1% for the three months ended March 31, 2022, compared with 19.0% for the same period in 2021.

The increase in net product sales was due to the effects of three major factors: i) the increase in sales volume led to a sales increase of $2.2 million due to the Company’s increased sales in foreign markets; ii) the increase in average selling price of steering gears led to a sales increase of $0.5 million; and iii) the appreciation of the RMB against the U.S. dollar in this quarter compared to the same quarter last year resulted in a sales increase of $3.4 million.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $62.0 million for the three months ended March 31, 2022, compared with $49.1 million for the three months ended March 31, 2021, representing an increase of $12.9 million, or 26.3%. An increase in sales volume led to a sales increase of $12.3 million, a decrease in selling price led to a sales decrease of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $1.0 million.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $17.7 million for the three months ended March 31, 2022, compared with $33.7 million for the three months ended March 31, 2021, representing a decrease of $16.0 million, or 47.5%. A decrease in sales volume led to a sales decrease of $17.7 million, an increase in selling price led to a sales increase of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.7 million.
●	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd. (“Jinbei”), one of the major automotive manufacturers in China. Net product sales for Shenyang were $3.3 million for the three months ended March 31, 2022, compared to $4.1 million for the same period in 2021, representing a decrease of $0.8 million, or 19.5%. A decrease in sales volume led to a sales decrease of $0.4 million, a decrease in selling price led to a sales decrease of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.1 million.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $ 8.9 million for the three months ended March 31, 2022, compared to $4.2 million for the same period in 2021, representing an increase of $4.7 million, or 111.9%. An increase in sales volumes led to a sales increase of $3.9 million, an increase in selling prices led to a sales increase of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.1 million.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $ 32.9 million for the three months ended March 31, 2022, compared with $35.5 million for the three months ended March 31, 2021, representing a decrease of $2.6 million, or 7.3%. A decrease in sales volume led to a sales decrease of $5.8 million, an increase in selling price led to a sales increase of $2.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.7 million.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $29.8 million for the three months ended March 31, 2022, compared with $18.2 million for the three months ended March 31, 2021, representing an increase of $11.6 million, or 63.7%. An increase in sales volume led to a sales increase of $12.9 million, a decrease in selling price led to a sales decrease of $1.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.5 million.
●	Net product sales for Brazil Henglong were $10.5 million for the three months ended March 31, 2022, compared to $4.9 million for the same period in 2021, representing an increase of $5.6 million, or 114.3%, mainly caused by increases in sales volume.
●	Net product sales for other entities were $19.8 million for the three months ended March 31, 2022, compared to $16.3 million for the same period in 2021, representing an increase of $3.5 million, or 21.5%, mainly caused by increases in sales of Jielong.

Cost of Products Sold

For the three months ended March 31, 2022, the cost of products sold was $121.7 million, compared to $110.6 million for the same period of 2021, representing an increase of $11.1 million, or 10.0%. The increase in cost of sales was mainly due to the effect of the following major factors: (i) the increase in sales volume led to a cost of sales increase of $4.1 million; (ii) an increase in unit cost resulting in a cost of sales increase of $4.0 million; and iii) the appreciation of the RMB against the U.S. dollar resulted in a cost of sales increase of $3.0 million. Further analysis is as follows:

●	Cost of products sold for Henglong was $57.4 million for the three months ended March 31, 2022, compared to $45.1 million for the same period of 2021, representing an increase of $12.3 million, or 27.3%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $9.2 million, an increase in unit cost resulting in a cost of sales increase of $2.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $1.0 million.
●	Cost of products sold for Jiulong was $17.6 million for the three months ended March 31, 2022, compared to $30.7 million for the same period of 2021, representing a decrease of $13.1 million, or 42.7%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $15.6 million, an increase in unit cost resulting in a cost of sales increase of $1.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.6 million.
●	Cost of products sold for Shenyang was $2.8 million for the three months ended March 31, 2022, compared to $3.3 million for the same period of 2021, representing a decrease of $0.5 million, or 15.2%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $0.2 million, a decrease in unit cost resulting in a cost of sale decrease of $0.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.1 million.
●	Cost of products sold for Wuhu was $8.3 million for the three months ended March 31, 2022, compared to $3.9 million for the same period of 2021, representing an increase of $4.4 million, or 112.8%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $3.6 million, an increase in unit cost resulting in a cost of sales increase of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.1 million.
●	Cost of products sold for Hubei Henglong was $30.1 million for the three months ended March 31, 2022, compared to $29.5 million for the same period of 2021, representing an increase of $0.6 million, or 2.0%. The increase in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $1.0 million, an increase in unit cost resulting in a cost of sales increase of $1.0 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.6 million.
●	Cost of products sold for Henglong KYB was $27.3 million for the three months ended March 31, 2022, compared to $16.9 million for the same period of 2021, representing an increase of $10.4 million, or 61.5%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $8.7 million, an increase in unit cost resulting in a cost of sales increase of $1.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.4 million.
●	Cost of products sold for Brazil Henglong was $9.5 million for the three months ended March 31, 2022, compared to $3.3 million for the same period in 2021, representing an increase of $6.2 million, or 187.9%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $6.2 million.
●	Cost of products sold for other entities was $16.0 million for the three months ended March 31, 2022, compared to $13.4 million for the same period in 2021, representing an increase of $2.6 million, or 19.4%.

Gross margin was 10.8% for the three months ended March 31, 2022, compared to 15.1% for the same period of 2021, representing a decrease of 4.3%, mainly due to the changes in the product mix for the three months ended March 31, 2021.

Selling Expenses

Selling expenses were $4.3 million for the three months ended March 31, 2022, as compared to $5.6 million for the same period of 2021, representing a decrease of $1.3 million, which was primarily due to the decrease in transportation expenses.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended March 31, 2022, which is substantially consistent with $4.6 million for the three months ended March 31, 2021.

Research and Development Expenses

Research and development expenses were $8.1 million for the three months ended March 31, 2022, as compared to $6.7 million for the same period of 2021, representing an increase of $1.4 million, or 20.9%, which was mainly due to increased expenditures on R&D activities for EPS products.

Other Income, net

Other income, net was $3.5 million for the three months ended March 31, 2022, as compared to $1.7 million for the three months ended March 31, 2021, representing an increase of $1.8 million, which was mainly due to the various government subsidies of $3.0 million received in the first quarter of 2022, whereas only $1.4 million was received in the same period of last year.

Interest Expense

Interest expense was $0.4 million for the three months ended March 31, 2022, which is substantially consistent with $0.3 million for the three months ended March 31, 2021.

Financial (Income)/expense, net

Financial income, net was $2.0 million for the three months ended March 31, 2022, compared to financial expense, net of $0.2 million for the three months ended March 31, 2021, representing a decrease in financial expense of $2.2 million, which was primarily due to an increase in the foreign exchange gains due to the appreciation of the exchange rate between the Brazilian Real and the U.S. dollar.

Income Taxes

Income tax expense was $1.0 million for the three months ended March 31, 2022, compared to income tax expense of $0.6 million for the three months ended March 31, 2021, which was primarily due to the increase in valuation allowance recognized in the three months ended March 31, 2022.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.2 million for the three months ended March 31, 2022, compared to $0.02 million for the three months ended March 31, 2021.

Net (Loss)/income Attributable to Parent Company’s Common Shareholders

Net loss attributable to parent company’s common shareholders was $0.1 million for the three months ended March 31, 2022, compared to net income attributable to parent company’s common shareholders of $3.2 million for the three months ended March 31, 2021, representing an increase in net loss attributable to parent company’s common shareholders of $3.3 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of March 31, 2022, the Company had cash and cash equivalents and short-term investments of $124.0 million, compared to $133.5 million as of December 31, 2021, representing a decrease of $9.5 million, or 7.1%.

The Company had working capital (total current assets less total current liabilities) of $145.6 million as of March 31, 2022, compared to $149.6 million as of December 31, 2021, representing a decrease of $4.0 million, or 2.7%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one-time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

We cannot predict the impact COVID-19 may have on our cash flow for the rest of 2022. However, based on our liquidity assessment, we believe that our cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least twelve months subsequent to the filing of this report.

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

The Company had short-term loans of $48.2 million (See Note 7) and bankers’ acceptances of $86.8 million (See Note 8) as of March 31, 2022.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker’s acceptances is expected to be reduced by approximately $16.7 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker’s acceptances in the future, it may be required by the banks to provide additional mortgages of $16.7 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $16.0 million, which is 95.8%, the mortgage ratio, of $16.7 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of March 31, 2022, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available(2)	Used(3)	Value(4)
1. Comprehensive credit facilities	China Everbright Bank (1)	May 2022	3,151	2,521	9,997

2. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Jan 2023	20,478	1,261	18,354

3. Comprehensive credit facilities	China CITIC Bank (1)	Aug 2022	66,948	45,838	22,443

4. Comprehensive credit facilities	China Industrial Bank	Nov 2022	1,103	1,103	3,113

5. Comprehensive credit facilities	Huishang Bank	May 2022	1,575	—	—

6. Comprehensive credit facilities	Bank of China (1)	Jun 2022	14,335	13,547	6,301

7. Comprehensive credit facilities	Hankou Bank (1)	Nov 2022	15,752	4,043	—

Total			$123,342	$68,313	$60,208
(1)	The comprehensive credit facilities with China Everbright Bank are guaranteed by Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong in addition to the above pledged assets. The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Hankou Bank are guaranteed by Henglong.
(2)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(3)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $47.0 million and notes payable of $21.3 million as of March 31, 2022.
(4)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of March 31, 2022, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $60.2 million.

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

2. Land use rights and buildings with an assessed value of approximately $18.4 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

3. Land use rights and buildings with an assessed value of approximately $22.4 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

4. Buildings with an assessed value of approximately $3.1 million as security for its comprehensive credit facility with China Industrial Bank.

5. The tax refund special bank account with an assessed value of approximately $6.3 million as security for its comprehensive credit facility with Bank of China.

Short-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of March 31, 2022 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
Bank of China	Working Capital	Sep 27, 2021	12	3,150	3.80%	Pay monthly	Sep 27, 2022

Bank of China	Working Capital	Nov 24, 2021	12	4,096	3.80%	Pay monthly	Nov 24, 2022

Bank of China	Working Capital	Aug 27, 2021	12	3,150	3.80%	Pay monthly	Aug 26, 2022

Bank of China	Working Capital	Oct 27, 2021	12	3,150	3.80%	Pay monthly	Oct 26, 2022

China CITIC Bank (1)	Working Capital	Apr 29, 2021	12	1,575	4.35%	Pay monthly	Apr 29, 2022

China CITIC Bank (1)	Working Capital	May 21, 2021	12	1,575	4.35%	Pay monthly	May 21, 2022

China CITIC Bank	Working Capital	May 28, 2021	12	1,575	4.35%	Pay monthly	May 28, 2022

China Industrial Bank	Working Capital	Dec 22, 2021	12	1,103	3.85%	Pay quarterly	Dec 21, 2022

China CITIC Bank	Working Capital	Mar 21, 2022	12	1,527	3.00%	Pay in arrear	Mar 21, 2023

China CITIC Bank	Working Capital	Mar 23, 2022	12	4,888	3.00%	Pay in arrear	Mar 23, 2023

China CITIC Bank (1)	Working Capital	Jun 21, 2021	11	6,474	2.60%	Pay in arrear	May 17, 2022

Hankou Bank	Working Capital	Mar 18, 2022	12	3,091	1.90%	Pay in arrear	Mar 13, 2023

China CITIC Bank	Working Capital	Mar 21, 2022	12	5,651	3.00%	Pay in arrear	Mar 21, 2023

China CITIC Bank	Working Capital	Jun 21, 2021	12	5,245	2.60%	Pay in arrear	Jun 21, 2022

China CITIC Bank (1)	Working Capital	Oct 26, 2021	6	62	2.55%	Pay in arrear	Apr 11, 2022

China CITIC Bank (1)	Working Capital	Nov 16, 2021	6	156	2.70%	Pay in arrear	Apr 22, 2022

China CITIC Bank (1)	Working Capital	Nov 16, 2021	6	156	2.70%	Pay in arrear	May 5, 2022

China CITIC Bank (1)	Working Capital	Dec 8, 2021	6	468	2.50%	Pay in arrear	May 5, 2022

China CITIC Bank (1)	Working Capital	Dec 8, 2021	6	156	2.50%	Pay in arrear	May 5, 2022

China CITIC Bank	Working Capital	Feb 15, 2022	6	469	2.65%	Pay in arrear	Jun 8, 2022

China CITIC Bank	Working Capital	Mar 7, 2022	6	468	2.50%	Pay in arrear	Jul 21, 2022
				$48,185
(1)	These bank loans were repaid in April and May 2022 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company had complied with such financial covenants as of March 31, 2022.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2022 (figures are in thousands of USD):

			Amount
			Payable on
Purpose	Term (Months)	Due Date	Due Date
Working Capital(1)	6	Apr. 2022	12,310
Working Capital(1)	6	May. 2022	12,199
Working Capital	6	Jun. 2022	18,829
Working Capital	6	Jul. 2022	15,896
Working Capital	6	Aug.2022	11,035
Working Capital	6	Sep. 2022	16,490
Total (See Note 8)			$86,759
(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit sufficient cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of March 31, 2022.

Cash Flows

(a)	Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $4.3 million, compared to $0.8 million for the same period of 2021, representing an increase in net cash outflows by $3.5 million, which was mainly due to (1) the decrease in the cash outflows from movements of accrued expenses and other payables by $2.1 million,(2) the decrease in net income excluding non-cash items by $1.6 million, (3) the decrease in cash inflows from movements of accounts and notes receivable by $7.2 million, (4) the increase in the cash outflows from movements of accounts and notes payable by $3.0 million, and (5) a combination of other factors contributing an increase of cash inflows by $6.2 million, including the decrease in the cash outflows from movements of inventory by $4.5 million

(b)	Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 was $45.6 million, as compared to net cash used in investing activities of $5.8 million for the same period of 2021, representing an increase in net cash outflows by $39.8 million, which was mainly due to the net effect of (1) a decrease in payments to acquire property, plant and equipment by $2.2 million, (2) an increase in purchase of short-term investments and long-term time deposits of $30.0 million and (3) a combination of other factors contributing an increase of cash outflows by $12.0 million, primarily including a decrease in proceeds from maturities of short-term investments by $8.1 million, and an increase in investment under the equity method by $4.7 million.

(c)	Financing Activities

Net cash used in financing activities for the three months ended March 31, 2022 was $0.7 million, compared to net cash provided by financing activities of $1.4 million for the same period of 2021, representing an increase in net cash outflows by $2.1 million, which was mainly due to the net effect of (1) an increase in proceeds from bank loan by $3.5 million, and (2) an increase in repayment of bank loans by $5.6 million.

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 regarding this matter.

ITEM 4.          CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.          RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2021 Annual Report on Form 10-K.

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 23, 2022	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 23, 2022	By:	/s/ Jie Li
Jie Li
Chief Financial Officer