Form 10-Q
period 2022-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2022-08-12
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes           ☐           No           ☒

As of August 12, 2022, the Company had 30,662,112 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended June 30,
	2022	2021
Net product sales ($9,158 and $15,750 sold to related parties for the three months ended June 30, 2022 and 2021)	$127,161	$120,604
Cost of products sold ($6,496 and $7,197 purchased from related parties for the three months ended June 30, 2022 and 2021)	104,450	104,775
Gross profit	22,711	15,829
Gain on other sales	2,105	725
Less: Operating expenses
Selling expenses	4,068	4,446
General and administrative expenses	5,662	6,063
Research and development expenses	7,886	5,926
Total operating expenses	17,616	16,435
Income from operations	7,200	119
Other income, net	2,804	1,506
Interest expense	(370)	(294)
Financial income, net	2,543	182
Income before income tax expenses and equity in earnings of affiliated companies	12,177	1,513
Less: Income taxes	3,156	198
Add: Equity in earnings of affiliated companies	914	1,613
Net income	9,935	2,928
Less: Net income/(loss) attributable to non-controlling interests	500	(279)
Accretion to redemption value of redeemable non-controlling interests	(7)	(7)
Net income attributable to parent company’s common shareholders	$9,428	$3,200
Comprehensive income:
Net income	$9,935	$2,928
Other comprehensive income:
Foreign currency translation (loss)/income, net of tax	(19,055)	5,586
Comprehensive (loss)/income	(9,120)	8,514
Less: Comprehensive (loss)/income attributable to non-controlling interests	(642)	73
Accretion to redemption value of redeemable non-controlling interests	(7)	(7)
Comprehensive (loss)/income attributable to parent company	$(8,485)	$8,434

Net income attributable to parent company’s common shareholders per share -
Basic	$0.31	$0.10
Diluted	$0.31	$0.10

Weighted average number of common shares outstanding -
Basic	30,847,706	30,851,776
Diluted	30,849,009	30,855,406

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Six Months Ended June 30,
	2022	2021
Net product sales ($20,162 and $32,325 sold to related parties for the six months ended June 30, 2022 and 2021)	$263,557	$250,945
Cost of products sold ($14,036 and $15,411 purchased from related parties for the six months ended June 30, 2022 and 2021)	226,112	215,368
Gross profit	37,445	35,577
Gain on other sales	3,036	2,041
Less: Operating expenses
Selling expenses	8,380	10,055
General and administrative expenses	10,416	10,678
Research and development expenses	16,023	12,606
Total operating expenses	34,819	33,339
Income from operations	5,662	4,279
Other income, net	6,323	3,229
Interest expense	(772)	(637)
Financial income/(expense), net	4,558	(57)
Income before income tax expenses and equity in earnings of affiliated companies	15,771	6,814
Less: Income taxes expense	4,114	839
Add: Equity in (loss)/earnings of affiliated companies	(1,573)	184
Net income	10,084	6,159
Less: Net income/(loss) attributable to non-controlling interests	700	(261)
Accretion to redemption value of redeemable non-controlling interests	(15)	(14)
Net income attributable to parent company’s common shareholders	$9,369	$6,406
Comprehensive income:
Net income	$10,084	$6,159
Other comprehensive income:
Foreign currency translation (loss)/income, net of tax	(17,618)	3,315
Comprehensive (loss)/income	(7,534)	9,474
Less: Comprehensive loss attributable to non-controlling interests	(353)	(52)
Accretion to redemption value of redeemable non-controlling interests	(15)	(14)
Comprehensive (loss)/income attributable to parent company	$(7,196)	$9,512

Net income attributable to parent company’s common shareholders per share -
Basic	$0.30	$0.21
Diluted	$0.30	$0.21

Weighted average number of common shares outstanding -
Basic	30,849,730	30,851,776
Diluted	30,850,859	30,856,571

Share-based compensation included in operating expense above is as follows:
General and administrative expenses	—	88

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$112,421	$131,695
Pledged cash	31,401	27,804
Accounts and notes receivable, net - unrelated parties	192,894	195,729
Accounts and notes receivable, net - related parties	10,597	14,607
Inventories	109,787	116,493
Other current assets	34,330	15,052
Total current assets	491,430	501,380
Non-current assets:
Property, plant and equipment, net	113,271	127,721
Land use rights, net	10,055	10,732
Long-term investments	58,363	36,966
Other non-current assets	20,717	39,963
Total assets	$693,836	$716,762

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$47,569	$47,592
Accounts and notes payable-unrelated parties	200,576	214,590
Accounts and notes payable-related parties	10,123	13,464
Accrued expenses and other payables	54,031	50,332
Other current liabilities	29,046	25,838
Total current liabilities	341,345	351,816
Long-term liabilities:
Long-term tax payable	15,805	21,075
Long-term loans	480	—
Other non-current liabilities	6,495	6,430
Total liabilities	$364,125	$379,321

Commitments and Contingencies (See Note 22)

Mezzanine equity:
Redeemable non-controlling interests	568	553

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of June 30, 2022 and December 31, 2021, respectively	$3	$3
Additional paid-in capital	63,731	63,731
Retained earnings-
Appropriated	11,481	11,481
Unappropriated	235,732	226,363
Accumulated other comprehensive income	8,152	24,717
Treasury stock – 1,555,711 and 1,486,526 shares as of June 30, 2022 and December 31, 2021, respectively	(5,457)	(5,261)
Total parent company stockholders’ equity	313,642	321,034
Non-controlling interests	15,501	15,854
Total stockholders’ equity	329,143	336,888
Total liabilities, mezzanine equity and stockholders’ equity	$693,836	$716,762

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$10,084	$6,159
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Share-based compensation	—	88
Depreciation and amortization	12,012	13,117
Provision of credit losses	527	311
Deferred income taxes	2,945	469
Equity in loss/(earnings) of affiliated companies	1,573	(184)
Loss on fixed assets disposals	46	9
(Increase)/decrease in:
Accounts and notes receivable	(4,333)	6,887
Inventories	896	(7,036)
Other current assets	(1,218)	(1,250)
Increase/(decrease) in:
Accounts and notes payable	(6,156)	(6,291)
Accrued expenses and other payables	(2,643)	(4,030)
Long-term taxes payable	(2,809)	(2,809)
Other current liabilities	3,560	105
Net cash provided by operating activities	14,484	5,545
Cash flows from investing activities:
Decrease/(increase) in demand loans included in other non-current assets	291	(137)
Repayment of loan from a related party	—	154
Cash received from property, plant and equipment sales	572	206
Payments to acquire property, plant and equipment (including $2,143 and $330 paid to related parties for the six months ended June 30, 2022 and 2021, respectively)	(7,881)	(3,927)
Payments to acquire intangible assets	(41)	(303)
Investment under the equity method	(5,480)	—
Purchase of short-term investments	(59,758)	(31,253)
Proceeds from maturities of short-term investments	45,150	23,806
Cash received from long-term investment	2,704	4,785
Net cash used in investing activities	(24,443)	(6,669)
Cash flows from financing activities:
Proceeds from bank loans	35,852	34,990
Repayments of bank loans	(32,916)	(43,081)
Repayments of the borrowing for sale and leaseback transaction	(1,130)	(2,217)
Repurchase of common shares	(196)	—
Acquisition of non-controlling interest	—	(538)
Net cash provided by/(used in) financing activities	1,610	(10,846)
Effects of exchange rate on cash, cash equivalents and pledged cash	(7,327)	1,226
Net decrease in cash, cash equivalents and pledged cash	(15,676)	(10,744)
Cash, cash equivalents and pledged cash at beginning of the period	159,498	128,061
Cash, cash equivalents and pledged cash at end of the period	$143,822	$117,317

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2022 and 2021

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

The Company owns the following aggregate net interests in the following subsidiaries organized in the People’s Republic of China, the “PRC,” and Brazil as of June 30, 2022 and December 31, 2021.

	Percentage Interest
	June 30,	December 31,
Name of Entity	2022	2021
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [5]	100.00%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[12]	60.00%	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[13]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”[14]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”[15]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”[16]	100.00%	100.00%
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. The Company retained its controlling interest in Wuhu and the acquisition of the additional 22.67% equity interest in Wuhu was accounted for as an equity transaction.

6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
7.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.
12.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology.
13.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.
14.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
15.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
16.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

2.           Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and six months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

3.           Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of June 30, 2022 and December 31, 2021 are summarized as follows (figures are in thousands of USD):

	June 30, 2022	December 31, 2021
Accounts receivable - unrelated parties	$140,083	$146,362
Notes receivable - unrelated parties	64,122	61,328
Total accounts and notes receivable - unrelated parties	204,205	207,690
Less: allowance for credit losses - unrelated parties	(11,311)	(11,961)
Accounts and notes receivable, net - unrelated parties	192,894	195,729
Accounts and notes receivable - related parties	12,024	15,505
Less: allowance for credit losses - related parties	(1,427)	(898)
Accounts and notes receivable, net - related parties	10,597	14,607
Accounts and notes receivable, net	$203,491	$210,336

Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of June 30, 2022 and December 31, 2021, the Company pledged its notes receivable in amounts of $13.8 million and $18.2 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity (See Note 8).

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of operations, amounted to $0.6 million and $0.7 million, for the three and six months ended June 30,2022 , respectively.

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of operations, amounted to $0.6 million and $0.4 million for the three and six months ended June 30, 2021, respectively.

During the three months ended June 30, 2022, the Company’s five largest customers accounted for 44.9% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 25.3%.

During the six months ended June 30, 2022, the Company’s five largest customers accounted for 45.8% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net sales, i.e., 23.6%. As of June 30, 2022, approximately 10.9% of accounts receivable were from trade transactions with the aforementioned customer.

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

4.           Inventories

The Company’s inventories as of June 30, 2022 and December 31, 2021 consisted of the following (figures are in thousands of USD):

	June 30, 2022	December 31, 2021
Raw materials	$34,006	$33,583
Work in process	8,814	9,415
Finished goods	66,967	73,495
Total	$109,787	$116,493

The Company recorded $1.6 million and $1.1 million of inventory write-down to cost of products sold for the three months ended June 30, 2022 and 2021, respectively, and $2.6 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively.

5.           Long-term investments

The Company’s long-term investments at June 30, 2022 and December 31, 2021, are summarized as follows (figures are in thousands of USD):

	June 30, 2022	December 31, 2021
Sentient AB(1)	$23,129	$—
Chongqing Venture Fund(2)	13,951	17,530
Hubei Venture Fund (3)	7,887	9,665
Suzhou Venture Fund (4)	6,712	7,413
Suzhou Qingshan (5)	4,475	—
Henglong Tianyu	834	913
Chongqing Jinghua	585	642
Jiangsu Intelligent	790	803
Total	$58,363	$36,966
(1)	In June 2021, Hubei Henglong entered into a share purchase agreement with Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”, In accordance with the agreement, CAAS would purchase 200 shares, representing 40% of Sentient AB’s share capital, from Jingzhou WiseDawn for total consideration of RMB 155.2 million, equivalent to approximately $24.5 million at prevailing rate. The transaction was completed in March 2022. Pursuant to the share purchase agreement, the Company has the right to appoint two directors to the board of directors, so it can exercise significant influence over Sentient AB. Therefore, the investment is accounted for using the equity method. As of June 30, 2022, the Company has paid RMB 91.0 million, equivalent to approximately $14.3 million, and the remaining consideration of RMB 64.2 million, equivalent to approximately $9.6 million, will be paid in the remaining period of 2022.
(2)	In January and February 2022, Chongqing Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $0.6 million in aggregate.
(3)	In January 2022, Hubei Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $1.2 million.
(4)	In February 2022, Suzhou Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $0.9 million.
(5)	In January 2022, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Qingshan Zhiyuan Ventrue Capital Fund L.P., “Suzhou Qingshan”. As of June 30, 2022, Hubei Henglong has paid RMB 30.0 million, equivalent to approximately $4.7 million, to purchase 27.78% of Suzhou Qingshan’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Qingshan’s operating and financial policies. The investment is accounted for using the equity method.

The condensed financial information of the Company’s significant equity investee for the three and six months ended June 30, 2022 and 2021, including Chongqing Venture Fund, is summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	—	—
Gross profit	—	—	—	—
(Loss)/income from continuing operations	(2,338)	7,705	(14,994)	1,512
Net (loss)/income	(2,338)	7,705	(14,994)	1,512

6.           Property, plant and equipment, net

The Company’s property, plant and equipment, net as of June 30, 2022 and December 31, 2021 are summarized as follows (figures are in thousands of USD):

	June 30, 2022	December 31, 2021
Costs:
Buildings	$68,041	$69,554
Machinery and equipment	242,666	253,245
Electronic equipment	6,636	6,887
Motor vehicles	4,982	5,121
Construction in progress	4,157	6,583
Total amount of property, plant and equipment	326,482	341,390
Less: Accumulated depreciation (1)	(213,211)	(213,669)
Total amount of property, plant and equipment, net (2)(3)	$113,271	$127,721
(1)	Depreciation charges were $5.6 million and $6.4 million for the three months ended June 30, 2022 and 2021, respectively, and $11.5 million and $12.7 million for the six months ended June 30, 2022 and 2021, respectively.
(2)	As of June 30, 2022 and December 31, 2021, the Company pledged property, plant and equipment with net book value of approximately $47.2 million and $54.7 million, respectively, as security for its comprehensive credit facilities with banks in China.
(3)	Interest costs capitalized for the three months ended June 30, 2022 and 2021, were $0.03 million and $0.2 million, respectively, and $0.08 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

7.           Loans

Loans consist of the following as of June 30, 2022 and December 31, 2021 (figures are in thousands of USD):

	June 30, 2022	December 31, 2021
Short-term bank loans (1)	$47,569	$47,592
Long-term bank loans (1)(2)	480	—
Total bank loans	48,049	47,592
(1)	The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $125.0 million and $116.8 million, respectively, as of June 30, 2022 and December 31, 2021. As of June 30, 2022, and December 31, 2021, the Company has drawn down loans with an aggregate amount of $48.0 million and $47.6 million, respectively. The weighted average interest rate was 3.2% and 3.5%, respectively.
(2)	The Company borrowed a total of RMB 3.4 million from Chongqing Bank loans from April to June 2022, equivalent to approximately $0.5 million. These loans are due for repayment on March 20, 2025 with an interest rate of 3.85% per annum. In accordance with the loan agreement, the Company should repay the principal of RMB 100,000, equivalent to approximately $14,900, every six months starting on April 14, 2022.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants as of June 30, 2022.

8.           Accounts and notes payable

The Company’s accounts and notes payable as of June 30, 2022 and December 31, 2021 are summarized as follows (figures are in thousands of USD):

	June 30, 2022	December 31, 2021
Accounts payable - unrelated parties	$125,004	$132,593
Notes payable - unrelated parties (1)	75,572	81,997
Accounts and notes payable - unrelated parties	200,576	214,590
Accounts and notes payable - related parties	10,123	13,464
Total	$210,699	$228,054
(1)	Notes payable represent payables in the form of notes issued by the bank. As of June 30, 2022 and December 31, 2021, the Company has pledged cash of $31.4 million and $27.8 million, respectively. As of June 30, 2022 and December 31, 2021, the Company has pledged notes receivable of $13.8 million and $18.2 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of June 30, 2022 and December 31, 2021, the Company has used $32.0 million and $33.6 million, respectively, for issuing bank notes.

9.           Accrued expenses and other payables

The Company’s accrued expenses and other payables as of June 30, 2022 and December 31, 2021 are summarized as follows (figures are in thousands of USD):

	June 30, 2022	December 31, 2021
Warranty reserves(1)	$35,028	$36,572
Payable for the investment in Sentient AB (See Note 5)	9,570	—
Accrued expenses	7,316	5,596
Current portion of other long-term payable (See Note 10)	—	1,115
Payables for overseas transportation and custom clearance	301	4,548
Dividends payable to holders of non-controlling interests	447	471
Accrued interest	126	507
Other payables	1,243	1,523
Balance at end of year/period	$54,031	$50,332
(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three and six months ended June 30, 2022 and 2021, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$37,128	$35,985	$36,572	$36,215
Additions during the period	3,085	4,017	6,973	7,698
Settlement within the period	(3,178)	(4,085)	(6,654)	(7,730)
Foreign currency translation (loss)/gain	(2,007)	620	(1,863)	354
Balance at end of the period	$35,028	$36,537	$35,028	$36,537

10.         Other long-term payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was RMB 91.3 million (equivalent to $13.6 million as of June 30, 2022) and the sales price was RMB 100.0 million (equivalent to $14.9 million as of June 30, 2022). Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over four years with a quarterly lease payment of approximately $1.1 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction was accounted for as a financing transaction by the Company. As of June 30, 2022, the payables have been fully paid.

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

For the three and six months ended June 30, 2022, the Company recognized accretion of $0.007 million and $0.015 million, respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

For the three and six months ended June 30, 2021, the Company recognized accretion of $0.007 million and $0.014 million respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

12.         Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three and six months ended June 30, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$63,731	$64,361	$63,731	$64,273
Share-based compensation	—	—	—	88
Acquisition of the non-controlling interest in Wuhu	—	(630)	—	(630)
Balance at end of the period	$63,731	$63,731	$63,731	$63,731

13.         Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three and six months ended June 30, 2022 and 2021, no statutory reserve was appropriated by the subsidiaries in China.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three and six months ended June 30, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$11,481	$11,303	$11,481	$11,303
Balance at end of the period	$11,481	$11,303	$11,481	$11,303

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three and six months ended June 30, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$226,304	$218,697	$226,363	$215,491
Net income attributable to parent company	9,435	3,207	9,384	6,420
Accretion of redeemable non-controlling interests	(7)	(7)	(15)	(14)
Balance at end of the period	$235,732	$221,897	$235,732	$221,897

14.         Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three and six months ended June 30, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$26,065	$15,285	$24,717	$17,413
Foreign currency translation adjustment attributable to parent company	(17,913)	5,234	(16,565)	3,106
Balance at end of the period	$8,152	$20,519	$8,152	$20,519

15.         Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through March 30, 2023. As of June 30, 2022, the Company had repurchased 69,185 shares of the Company’s common stock under the program. The repurchased shares are presented as “treasury stock” on the balance sheet.

16.         Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three and six months ended June 30, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of the period	$16,143	$16,045	$15,854	$16,170
Net income/(loss) attributable to non-controlling interests	500	(279)	700	(261)
Acquisition of the non-controlling interest in Wuhu	—	(444)	—	(444)
Foreign currency translation adjustment attributable to non-controlling interests	(1,142)	352	(1,053)	209
Balance at end of the period	$15,501	$15,674	$15,501	$15,674

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

Contract liabilities are mainly customer deposits. As of June 30, 2022 and December 31, 2021, the Company has customer deposits of $2.3 million and $2.4 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the six months ended June 30, 2022, $2.8 million was received and $2.9 million (including $2.4 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the six months ended June 30, 2021, $3.9 million was received and $1.6 million (including $1.5 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

18.         Financial income/(expense), net

During the three and six months ended June 30, 2022 and 2021, the Company recorded financial income/(expense), net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$312	$206	$562	$521
Foreign exchange gain/(loss), net	2,325	191	4,236	(278)
Bank charges	(94)	(215)	(240)	(300)
Total financial income/(expense), net	$2,543	$182	$4,558	$(57)

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

The calculations of basic and diluted income per share attributable to the parent company for the three months ended June 30, 2022 and 2021, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended June 30,
	2022	2021
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$9,428	$3,200
Denominator:
Weighted average shares outstanding	30,847,706	30,851,776
Dilutive effects of stock options	1,303	3,630
Denominator for dilutive income per share - Diluted	30,849,009	30,855,406

Net income per share attributable to parent company’s common shareholders - Basic	$0.31	$0.10
Net income per share attributable to parent company’s common shareholders - Diluted	$0.31	$0.10

The calculations of basic and diluted income per share attributable to the parent company for the six months ended June 30, 2022 and 2021, were as follows (figures are in thousands of USD, except share and per share amounts):

	Six Months Ended June 30,
	2022	2021
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$9,369	$6,406
Denominator:
Weighted average shares outstanding	30,849,730	30,851,776
Dilutive effects of stock options	1,129	4,795
Denominator for dilutive income per share - Diluted	30,850,859	30,856,571

Net income per share attributable to parent company’s common shareholders - Basic	$0.30	$0.21
Net income per share attributable to parent company’s common shareholders - Diluted	$0.30	$0.21

As of June 30, 2022 and 2021, the exercise prices for 30,000 and 37,500 outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended June 30, 2022 and 2021, respectively. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

As of June 30, 2022 and 2021, the exercise prices for 30,000 and 30,000 outstanding stock options were above the weighted average market price of the Company’s common stock during the six months ended June 30, 2022 and 2021, respectively. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

21.         Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related party sales

	Three Months Ended June 30,
	2022	2021
Merchandise sold to related parties	$9,158	$15,750
Materials and others sold to related parties	971	522
Rental income obtained from related parties	120	135
Total	$10,249	$16,407

	Six Months Ended June 30,
	2022	2021
Merchandise sold to related parties	$20,162	$32,325
Materials and others sold to related parties	1,576	948
Rental income obtained from related parties	245	241
Total	$21,983	$33,514

Related party purchases

	Three Months Ended June 30,
	2022	2021
Materials purchased from related parties	$6,496	$7,197
Equipment purchased from related parties	671	289
Total	$7,167	$7,486

	Six Months Ended June 30,
	2022	2021
Materials purchased from related parties	$14,036	$15,411
Equipment purchased from related parties	1,120	1,380
Others purchased from related parties	157	11
Total	$15,313	$16,802

Related party investment transaction

	Six Months Ended June 30
	2022	2021
Equity interest purchase from related parties	$23,129	$—

Related party receivables

	June 30, 2022	December 31, 2021
Accounts and notes receivable, net from related parties	$10,597	$14,607
Other receivables from related parties	17	—
Total	$10,614	$14,607

Related party advance payments and others

	June 30, 2022	December 31, 2021
Advance payments for property, plant and equipment to related parties	$1,826	$810
Advance payments and others to related parties	797	600
Total	$2,623	$1,410

Related party payables

	June 30, 2022	December 31, 2021
Accounts and notes payable	$10,123	$13,464
Accrued expenses and other payables to related parties	9,570	—
Total	$19,693	$13,464

These transactions were consummated under similar terms as those with the Company’s third party customers and suppliers.

As of August 12, 2022, Hanlin Chen, the chairman of the board of directors of the Company, owns 58.2% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2022 (figures are in thousands of USD):

	Payment obligations by period
	2022	2023	2024	Thereafter	Total
Obligations for investment contracts (1)	$—	$4,470	$—	$—	$4,470
Obligations for purchasing and service agreements	22,687	2,300	—	—	24,987
Total	$22,687	$6,770	$—	$—	$29,457
(1)	In January 2022, Hubei Henglong entered into an agreement with other parties and committed to purchase 27.78% of the shares of Suzhou Qingshan for total consideration of RMB 60.0 million, equivalent to approximately $9.5 million at prevailing rate. As of June 30, 2022, Hubei Henglong has paid RMB 30.0 million, equivalent to approximately $4.7 million, which was reported in other non-current assets as the transaction had not been consummated. According to the agreement, the remaining consideration of RMB 30.0 million, equivalent to approximately $4.5 million, will be paid in 2023.

23.         Off-balance sheet arrangements

As of June 30, 2022 and December 31, 2021, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2022 and 2021, the Company had 15 product sectors, seven of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB, Hubei Henglong, and Brazil Henglong), and one holding company (Genesis). The other eight sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

The Company’s product sector information for the three and six months ended June 30, 2022 and 2021, is as follows (figures are in thousands of USD):

	Net Product Sales		Net (Loss)/Income
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Henglong	$52,808	$49,135	$2,485	$144
Jiulong	18,357	25,402	(981)	(476)
Shenyang	2,757	4,237	(265)	84
Wuhu	9,991	5,561	52	104
Hubei Henglong	38,276	31,857	7,660	664
Henglong KYB	21,013	16,660	1,598	(722)
Brazil Henglong	8,477	7,169	(1,262)	413
Other Entities	18,760	14,385	1,647	3,523
Total Segments	170,439	154,406	10,934	3,734
Corporate	—	—	(186)	(832)
Eliminations	(43,278)	(33,802)	(813)	26
Total	$127,161	$120,604	$9,935	$2,928

	Net Product Sales		Net Income/(Loss)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Henglong	$114,811	$98,214	$3,684	$943
Jiulong	36,085	59,121	(3,415)	524
Shenyang	6,068	8,329	(325)	437
Wuhu	18,863	9,720	54	111
Hubei Henglong	71,219	67,315	4,823	1,330
Henglong KYB	50,820	34,866	2,167	(557)
Brazil Henglong	18,961	12,084	1,553	2,334
Other Entities	38,609	30,707	2,794	2,110
Total Segments	355,436	320,356	11,335	7,232
Corporate	—	—	(421)	(1,049)
Eliminations	(91,879)	(69,411)	(830)	(24)
Total	$263,557	$250,945	$10,084	$6,159

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

Most of the Company’s production and research and development institutes are located in China. As of June 30, 2022, the Company has approximately 4,239 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing its work to improve its operations and business structure and achieve profitable growth.

In addition, as a result of COVID-19, the Company’s businesses, results of operations, financial position and cash flows had been affected in the first two quarters of 2022 with the Company commencing its 2022 operation in March of 2022. However, because of the significant uncertainties surrounding COVID-19, which are still evolving, the extent of the business disruption, including the duration and the related financial impact on subsequent periods cannot be reasonably estimated at this time. See “Item 1A. Risk Factors—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus disease (COVID-19)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

			The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	OEM sourcing OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments

The Company is required from time to time to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.

			The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	Future production estimates Customer preferences and decisions

Accounts receivable	Allowance for doubtful accounts	The Company is required from time to time to review the credit of customers and make timely provision of allowance for doubtful accounts.	The Company estimates the collect ability of the receivables based on the future cash flows using historical experiences.	Customer credit

Inventory	Write-down of inventory

The Company is required from time to time to review the cash-ability of inventory based on projections of anticipated future cash flows, including write-down of inventory for prices that are higher than market price and undesirable inventories.

			The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	Future production estimates Customer preferences and decisions

Deferred income taxes	Recoverability of deferred tax assets	The Company is required to estimate whether recoverability of its deferred tax assets is more likely than not based on forecasts of taxable earnings in the related tax jurisdiction.

The Company uses historical and projected future operating results, based upon approved business plans, including a review of the eligible carry forward period, tax planning opportunities and other relevant considerations.

Tax law changes Variances in future projected profitability, including by taxing entity

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this report.

Results of Operations

Three Months Ended June 30, 2022 and 2021

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended June 30,
	2022	2021	Change	Change %
Net product sales	$127,161	$120,604	$6,557	5.4
Cost of products sold	104,450	104,775	(325)	(0.3)
Gain on other sales	2,105	725	1,380	190.3
Selling expenses	4,068	4,446	(378)	(8.5)
General and administrative expenses	5,662	6,063	(401)	(6.6)
Research and development expenses	7,886	5,926	1,960	33.1
Other income, net	2,804	1,506	1,298	86.2
Interest expense	(370)	(294)	(76)	25.9
Financial income, net	2,543	182	2,361	1,297.3
Income taxes	3,156	198	2,958	1,493.9
Net income	9,935	2,928	7,007	239.6
Net income/(loss) attributable to non-controlling interests	500	(279)	779	(279.2)
Net income attributable to parent company’s common shareholders	$9,428	3,200	$6,228	194.6%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	2022	2021	Change		2022	2021	Change
Henglong	$52,808	$49,135	$3,673	7.5%	$48,347	$45,874	$2,473	5.4%
Jiulong	18,357	25,402	(7,045)	(27.7)	15,763	23,631	(7,868)	(33.3)
Shenyang	2,757	4,237	(1,480)	(34.9)	2,265	3,435	(1,170)	(34.1)
Wuhu	9,991	5,561	4,430	79.7	9,417	4,862	4,555	93.7
Hubei Henglong	38,276	31,857	6,419	20.1	31,015	25,800	5,215	20.2
Henglong KYB	21,013	16,660	4,353	26.1	17,798	15,896	1,902	12.0
Brazil Henglong	8,477	7,169	1,308	18.2	7,494	6,713	781	11.6
Other Entities	18,760	14,385	4,375	30.4	14,269	12,311	1,958	15.9
Total Segments	170,439	154,406	16,033	10.4	146,368	138,522	7,846	5.7
Elimination	(43,278)	(33,802)	(9,476)	28.0	(41,918)	(33,747)	(8,171)	24.2
Total	$127,161	$120,604	$6,557	5.4%	$104,450	$104,775	$(325)	(0.3)%

Net Product Sales

Net product sales were $127.2 million for the three months ended June 30, 2022, compared to $120.6 million for the same period in 2021, representing an increase of $6.6 million, or 5.5%, mainly due to the Company’s increased share of foreign markets.

Net sales of traditional steering products and parts were $94.8 million for the three months ended June 30, 2022, compared to $97.4 million for the same period in 2021, representing a decrease of $2.6 million, or 2.7%. Net sales of electric power steering (“EPS”) were $32.4 million for the three months ended June 30, 2022 and $23.2 million for the same period in 2021, representing an increase of $9.2 million, or 39.7%. As a percentage of net sales, sales of EPS were 25.5% for the three months ended June 30, 2022, compared with 19.2% for the same period in 2021.

The increase in net product sales was due to the effects of three major factors: i) the increase in sales volume led to a sales increase of $3.5 million due to the Company’s increased share of foreign markets; ii) the increase in average selling price of steering gears led to a sales increase of $5.8 million; and iii) the depreciation of the RMB against the U.S. dollar in this quarter compared to the same quarter last year resulted in a sales decrease of $2.7 million.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $52.8 million for the three months ended June 30, 2022, compared with $49.1 million for the three months ended June 30, 2021, representing an increase of $3.7 million, or 7.5%. An increase in sales volume led to a sales increase of $3.4 million, an increase in selling price led to a sales increase of $0.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.5 million.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $18.4 million for the three months ended June 30, 2022, compared with $25.4 million for the three months ended June 30, 2021, representing a decrease of $7.0 million, or 27.6%. A decrease in sales volume led to a sales decrease of $6.7 million, an increase in selling price led to a sales increase of $0.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.5 million.
●	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd. (“Jinbei”), one of the major automotive manufacturers in China. Net product sales for Shenyang were $2.8 million for the three months ended June 30, 2022, compared to $4.2 million for the same period in 2021, representing a decrease of $1.4 million, or 33.3%. A decrease in sales volume led to a sales decrease of $1.2 million, a decrease in selling price led to a sales decrease of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.1 million.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $10.0 million for the three months ended June 30, 2022, compared to $5.6 million for the same period in 2021, representing an increase of $4.4 million, or 78.6%. An increase in sales volume led to a sales increase of $3.2 million, an increase in selling price led to a sales increase of $1.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.1 million.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $38.3 million for the three months ended June 30, 2022, compared with $31.9 million for the three months ended June 30, 2021, representing an increase of $6.4 million, or 20.1%. An increase in sales volume led to a sales increase of $2.9 million, an increase in selling price led to a sales increase of $4.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.6 million.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $21.0 million for the three months ended June 30, 2022, compared with $16.7 million for the three months ended June 30, 2021, representing an increase of $4.3 million, or 25.7%. An increase in sales volume led to a sales increase of $2.9 million, an increase in selling price led to a sales increase of $1.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.3 million.
●	Net product sales for Brazil Henglong were $8.5 million for the three months ended June 30, 2022, compared to $7.2 million for the same period in 2021, representing an increase of $1.3 million, or 18.1%, mainly caused by increases in sales volume.
●	Net product sales for other entities were $18.8 million for the three months ended June 30, 2022, compared to $14.4 million for the same period in 2021, representing an increase of $4.4 million, or 30.6%, mainly caused by increases in sales of Jielong.

Cost of Products Sold

For the three months ended June 30, 2022, the cost of products sold was $104.5 million, compared to $104.8 million for the same period of 2021, representing a decrease of $0.3 million, or 0.3%. The increase in cost of sales was mainly due to the effect of the following major factors: i) the increase in sales volumes led to a cost of sales increase of 1.5 million; ii) an increase in unit cost resulting in a cost of sales increase of $0.3 million; and iii) the appreciation of the RMB against the U.S. dollar resulted in a cost of sales decrease of $2.1 million. Further analysis is as follows:

●	Cost of products sold for Henglong was $48.3 million for the three months ended June 30, 2022, compared to $45.9 million for the same period of 2021, representing an increase of $2.4 million, or 5.2%. The increase in cost of sales was mainly due to an increase in unit cost resulting in a cost of sales increase of $2.4 million, an increase in sales volumes resulting in a cost of sales increase of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.7 million.
●	Cost of products sold for Jiulong was $15.8 million for the three months ended June 30, 2022, compared to $23.6 million for the same period of 2021, representing a decrease of $7.8 million, or 33.1%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $6.5 million, a decrease in unit cost resulting in a cost of sales decrease of $0.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.5 million.
●	Cost of products sold for Shenyang was $2.3 million for the three months ended June 30, 2022, compared to $3.4 million for the same period of 2021, representing a decrease of $1.1 million, or 32.4%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $0.9 million, and a decrease in unit cost resulting in a cost of sale decrease of $0.2 million.
●	Cost of products sold for Wuhu was $9.4 million for the three months ended June 30, 2022, compared to $4.8 million for the same period of 2021, representing an increase of $4.6 million, or 95.8%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $2.9 million, and an increase in unit cost resulting in a cost of sales increase of $1.7 million.
●	Cost of products sold for Hubei Henglong was $31.0 million for the three months ended June 30, 2022, compared to $25.8 million for the same period of 2021, representing an increase of $5.2 million, or 20.2%. The increase in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales increase of $2.9 million, an increase in unit cost resulting in a cost of sales increase of $2.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.4 million.
●	Cost of products sold for Henglong KYB was $17.8 million for the three months ended June 30, 2022, compared to $15.9 million for the same period of 2021, representing an increase of $1.9 million, or 11.9%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $1.8 million, an increase in unit cost resulting in a cost of sales increase of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.2 million.
●	Cost of products sold for Brazil Henglong was $7.5 million for the three months ended June 30, 2022, compared to $6.7 million for the same period in 2021, representing an increase of $0.8 million, or 11.9%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $0.8 million.
●	Cost of products sold for other entities was $14.3 million for the three months ended June 30, 2022, compared to $12.3 million for the same period in 2021, representing an increase of $2.0 million, or 16.3%.

Gross margin was 17.9% for the three months ended June 30, 2022, compared to 13.1% for the same period of 2021, representing an increase of 4.8%, mainly due to the changes in the product mix and the increase in selling price for the three months ended June 30, 2022.

Selling Expenses

Selling expenses were $4.1 million for the three months ended June 30, 2022, as compared to $4.4 million for the same period of 2021, representing a decrease of $0.3 million, which was primarily due to the decrease in transportation expenses.

General and Administrative Expenses

General and administrative expenses were $5.7 million for the three months ended June 30, 2022, as compared to $6.1 million for the same period of 2021, representing a decrease of $0.4 million, which was primarily due to lower office expenses and travel expenses.

Research and Development Expenses

Research and development expenses were $7.9 million for the three months ended June 30, 2022, as compared to $5.9 million for the same period of 2021, representing an increase of $2.0 million, or 33.9%, which was mainly due to increased R&D activities for new projects.

Other Income, net

Other income, net was $2.8 million for the three months ended June 30, 2022, as compared to $1.5 million for the three months ended June 30, 2021, representing an increase of $1.3 million, which was mainly due to the various government subsidies of $2.3 million received for the three months ended June 30, 2022, whereas only $0.9 million was received in the same period of last year.

Interest Expense

Interest expense was $0.4 million for the three months ended June 30, 2022, which is substantially consistent with $0.3 million for the three months ended June 30, 2021.

Financial Income, net

Financial income, net was $2.5 million for the three months ended June 30, 2022, compared to financial income, net of $0.2 million for the three months ended June 30, 2021, representing an increase in financial income of $2.3 million, which was primarily due to an increase in the foreign exchange gains due to sharp fluctuations of the US dollar against the RMB and the Brazilian Real.

Income Taxes

Income tax expense was $3.2 million for the three months ended June 30, 2022, compared to income tax expense of $0.2 million for the three months ended June 30, 2021, which was primarily due to the increase in valuation allowance recognized in the three months ended June 30, 2022.

Net Income/(Loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.5 million for the three months ended June 30, 2022, compared to net loss attributable to non-controlling interests of $0.2 million for the three months ended June 30, 2021.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $9.4 million for the three months ended June 30, 2022, compared to net income attributable to parent company’s common shareholders of $3.1 million for the three months ended June 30, 2021, representing an increase in net income attributable to parent company’s common shareholders of $6.3 million.

Results of Operations - Six Months Ended June 30, 2022 and 2021

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Six Months Ended June 30,
	2022	2021	Change	Change%
Net product sales	$263,557	$250,945	$12,612	5.0%
Cost of products sold	226,112	215,368	10,744	5.0
Gain on other sales	3,036	2,041	995	48.8
Selling expenses	8,380	10,055	(1,675)	(16.7)
General and administrative expenses	10,416	10,678	(262)	(2.5)
Research and development expenses	16,023	12,606	3,417	27.1
Other income, net	6,323	3,229	3,094	95.8
Interest expense	(772)	(637)	(135)	21.2
Financial income/(expense), net	4,558	(57)	4,615	8,096.5
Income taxes	4,114	839	3,275	390.3
Net income	10,084	6,159	3,925	63.7
Net income/(loss) attributable to non-controlling interests	700	(261)	961	(368.2)
Net income attributable to parent company’s common shareholders	9,369	6,406	2,963	46.3%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	2022	2021	Change		2022	2021	Change
Henglong	$114,811	$98,214	$16,597	16.9%	$105,788	$90,993	$14,795	16.3%
Jiulong	36,085	59,121	(23,036)	(39.0)	33,369	54,299	(20,930)	(38.5)
Shenyang	6,068	8,329	(2,261)	(27.1)	5,081	6,748	(1,667)	(24.7)
Wuhu	18,863	9,720	9,143	94.1	17,719	8,734	8,985	102.9
Hubei Henglong	71,219	67,315	3,904	5.8	61,137	55,285	5,852	10.6
Henglong KYB	50,820	34,866	15,954	45.8	45,119	32,791	12,328	37.6
Brazil Henglong	18,961	12,084	6,877	56.9	16,992	10,049	6,943	69.1
Other Entities	38,609	30,707	7,902	25.7	30,313	25,713	4,600	17.9
Total Segments	355,436	320,356	35,080	11.0	315,518	284,612	30,906	10.9
Elimination	(91,879)	(69,411)	(22,468)	32.4	(89,406)	(69,244)	(20,162)	29.1
Total	$263,557	$250,945	$12,612	5.0%	$226,112	$215,368	$10,744	5.0%

Net Product Sales

Net product sales were $263.6 million for the six months ended June 30, 2022, compared to $250.9 million for the same period of 2021, representing an increase of $12.7 million, or 5.1%, mainly due to the Company’s increased share of foreign markets.

Net sales of traditional steering products and parts were $190.2 million for the six months ended June 30, 2022, compared to $203.0 million for the same period in 2021, representing a decrease of $12.8 million, or 6.3%. Net sales of electric power steering (“EPS”) were $73.4 million for the six months ended June 30, 2022 and $47.9 million for the same period in 2021, representing an increase of $25.5 million, or 53.2%. As a percentage of net sales, sales of EPS were 27.8% for the six months ended June 30, 2022, compared to 19.1% for the same period in 2021.

The increase in net product sales was due to the effects of three major factors: i) the increase in sales volume led to a sales increase of $5.7 million due to the Company’s increased share of foreign markets; ii) the increase in average selling price of steering gears led to a sales increase of $6.3 million; and iii) the appreciation of the RMB against the U.S. dollar in this quarter compared to the same quarter last year resulted in a sales increase of $0.7 million.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $114.8 million for the six months ended June 30, 2022, compared with $98.2 million for the six months ended June 30, 2021, representing an increase of $16.6 million, or 16.9%. An increase in sales volume led to a sales increase of $9.2 million, an increase in selling price led to a sales increase of $6.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.5 million.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $36.1 million for the six months ended June 30, 2022, compared with $59.1 million for the six months ended June 30, 2021, representing a decrease of $23.0 million, or 38.9%. A decrease in sales volume led to a sales decrease of $24.4 million, an increase in selling price led to a sales increase of $1.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.2 million.
●	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd., “Jinbei”, one of the major automotive manufacturers in China. Net product sales for Shenyang were $6.1 million for the six months ended June 30, 2022, compared to $8.3 million for the same period in 2021, representing a decrease of $2.2 million, or 26.5%. A decrease in sales volumes led to a sales decrease of $1.6 million, and a decrease in selling price led to a sales decrease of $0.6 million.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $18.9 million for the six months ended June 30, 2022, compared to $9.7 million for the same period in 2021, representing an increase of $9.2 million, or 94.8%. An increase in sales volume led to a sales increase of $7.2 million, and an increase in selling price led to a sales increase of $2.0 million.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $71.2 million for the six months ended June 30, 2022, compared to $67.3 million for the same period in 2021, representing an increase of $3.9 million, or 5.8%. An increase in sales volume led to a sales increase of $1.6 million, an increase in selling price led to a sales increase of $2.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.1 million.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $50.8 million for the six months ended June 30, 2022, compared with $34.9 million for the six months ended June 30, 2021, representing an increase of $15.9 million, or 45.6%. An increase in sales volume led to a sales increase of $8.8 million, an increase in selling price led to a sales increase of $6.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales increase of $0.2 million.
●	Net product sales for Brazil Henglong were $19.0 million for the six months ended June 30, 2022, compared to $12.1 million for the same period in 2021, representing an increase of $6.9 million, or 57.0%, mainly caused by increases in sales volume.
●	Net product sales for other entities were $38.6 million for the six months ended June 30, 2022, compared to $30.7 million for the same period in 2021, representing an increase of $7.9 million, or 25.7%, mainly caused by increases in sales of Jielong.

Cost of Products Sold

For the six months ended June 30, 2022, the cost of products sold was $226.1 million, compared to $215.4 million for the same period of 2021, representing an increase of $10.7 million, or 5.0%. The increase in cost of sales was mainly due to the effect of the following major factors: i) the increase in sales volumes led to a cost of sales increase of $5.5 million; ii) the increase in unit cost led to a cost of sales increase of $4.3 million; and iii) the appreciation of the RMB against the U.S. dollar resulted in a cost of sales increase of $0.9 million. Further analysis is as follows:

●	Cost of products sold for Henglong was $105.8 million for the six months ended June 30, 2022, compared to $91.0 million for the same period of 2021, representing an increase of $14.8 million, or 16.3%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $8.7 million, an increase in unit cost resulting in a cost of sales increase of $5.8 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.3 million.

●	Cost of products sold for Jiulong was $33.4 million for the six months ended June 30, 2022, compared to $54.3 million for the same period of 2021, representing a decrease of $20.9 million, or 38.5%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $22.1 million, an increase in unit cost resulting in a cost of sales increase of $1.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.1 million.
●	Cost of products sold for Shenyang was $5.1 million for the six months ended June 30, 2022, compared to $6.7 million for the same period of 2021, representing a decrease of $1.6 million, or 23.9%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $1.1 million, a decrease in unit cost resulting in a cost of sales decrease of $0.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.1 million.
●	Cost of products sold for Wuhu was $17.7 million for the six months ended June 30, 2022, compared to $8.7 million for the same period of 2021, representing an increase of $9.0 million, or 103.4%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $6.5 million, an increase in unit cost resulting in a cost of sales increase of $2.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.1 million.
●	Cost of products sold for Hubei Henglong was $61.1 million for the six months ended June 30, 2022, compared to $55.3 million for the same period of 2021, representing an increase of $5.8 million, or 10.5%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $3.4 million, an increase in unit cost resulting in a cost of sales increase of $2.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.2 million.
●	Cost of products sold for Henglong KYB was $45.1 million for the six months ended June 30, 2022, compared to $32.8 million for the same period of 2021, representing an increase of $12.3 million, or 37.5%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $7.5 million, an increase in unit cost resulting in a cost of sales increase of $4.6 million, and the depreciation of the RMB against the U.S. dollar resulting in a cost of sales increase of $0.2 million.
●	Cost of products sold for Brazil Henglong was $17.0 million for the six months ended June 30, 2022, compared to $10.0 million for the same period in 2021, representing an increase of $7.0 million, or 70%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $7.0 million.
●	Cost of products sold for other entities was $30.3 million for the six months ended June 30, 2022, compared to $25.7 million for the same period in 2021, representing an increase of $4.6 million, or 17.9%.

Gross margin was 14.2% for the six months ended June 30, 2022, which is consistent with 14.2% for the same period of 2021.

Selling Expenses

Selling expenses were $8.4 million for the six months ended June 30, 2022, as compared to $10.1 million for the same period of 2021, representing a decrease of $1.7 million, or 16.8%, which was primarily due to the decrease in transportation expenses.

General and Administrative Expenses

General and administrative expenses were $10.4 million for the six months ended June 30, 2022, which is substantially consistent with $10.7 million for the six months ended June 30, 2021.

Research and Development Expenses

Research and development expenses were $16.0 million for the six months ended June 30, 2022, as compared to $12.6 million for the six months ended June 30, 2021, representing an increase of $3.4 million, or 27.0%, which was mainly due to increased R&D activities for new projects.

Other Income, net

Other income, net was $6.3 million for the six months ended June 30, 2022, which was comprised of government subsidies, as compared to $3.2 million for the six months ended June 30, 2021, representing an increase of $3.1 million, which was mainly due to the various government subsidies of $5.3 million for the six months ended June 30, 2022, whereas only $2.4 million was received in the same period of last year.

Interest Expense

Interest expense was $0.8 million for the six months ended June 30, 2022, which is substantially consistent with $0.6 million for the six months ended June 30, 2021.

Financial (Income)/expense, net

Financial income, net was $4.6 million for the six months ended June 30, 2022, compared to financial expense, net of $0.1 million for the six months ended June 30, 2021, representing a decrease in financial expense of $4.7 million, which was primarily due to an increase in the foreign exchange gains due to the sharp fluctuations of the US dollar against the RMB and the Brazilian Real.

Income Taxes

Income tax expense was $4.1 million for the six months ended June 30, 2022, compared to $0.8 million for the six months ended June 30, 2021, which was primarily due to the increase in valuation allowance recognized in the six months ended June 30, 2022.

Net Income/(loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.7 million for the six months ended June 30, 2022, compared to net loss attributable to non-controlling interests of $0.2 million for the six months ended June 30, 2021.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $9.4 million for the six months ended June 30, 2022, compared to net income attributable to parent company’s common shareholders of $6.4 million for the six months ended June 30, 2021, representing an increase in net income attributable to parent company’s common shareholders of $3.0 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of June 30, 2022, the Company had cash and cash equivalents and short-term investments of $132.9 million, compared to $133.5 million as of December 31, 2021, representing a decrease of $0.6 million, or 0.4%.

The Company had working capital (total current assets less total current liabilities) of $150.1 million as of June 30, 2022, compared to $149.6 million as of December 31, 2021, representing an increase of $0.5 million, or 0.3%.

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

The Company had short-term loans of $47.6 million, long-term loans of $0.5 million (See Note 7) and bankers’ acceptances of $78.4 million (See Note 8) as of June 30, 2022.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker’s acceptances is expected to be reduced by approximately $17.0 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker’s acceptances in the future, it may be required by the banks to provide additional mortgages of $17.0 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $11.1 million, which is 65.1%, the mortgage ratio, of $17.0 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of June 30, 2022, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available(3)	Used(4)	Value(5)
1. Comprehensive credit facilities	China CITIC Bank (1) (2)	Aug 2022	63,325	37,374	21,229

2. Comprehensive credit facilities	Hankou Bank (2)	Nov 2022	14,900	5,111	—

3. Comprehensive credit facilities	China Industrial Bank	Nov 2022	1,043	1,043	2,945

4. Comprehensive credit facilities	Shanghai Pudong Development Bank (2)	Jan 2023	19,370	1,193	17,360

5. Comprehensive credit facilities	Hubei Bank (2)	Mar 2024	25,330	18,579	77,183

6. Comprehensive credit facilities	Chongqing Bank	Mar 2025	1,043	509	1,902

Total			$125,011	$63,809	$120,619
(1)	The facility has expired. The Company is currently in the process of negotiating with the bank to renew the credit facility.
(2)	The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Hankou Bank are guaranteed by Henglong. The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong in addition to the above pledged assets. The comprehensive credit facilities with Hubei Bank are guaranteed by Chen Hanlin in addition to the above pledged assets.
(3)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.

(4)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $31.8 million and notes payable of $32.0 million as of June 30, 2022.
(5)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of June 30, 2022, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $120.6 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s bank loan terms range from 2 months to 35 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $21.2 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

2. Buildings with an assessed value of approximately $2.9 million as security for its comprehensive credit facility with China Industrial Bank.

3. Land use rights and buildings with an assessed value of approximately $17.4 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

4. Equipment with an assessed value of approximately $77.2 million as security for its revolving comprehensive credit facility with Hubei Bank.

5. Buildings with an assessed value of approximately $1.9 million as security for its comprehensive credit facility with Chongqing Bank.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of June 30, 2022 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
Bank of China	Working Capital	Sep 27, 2021	12	2,980	3.80%	Pay monthly	Sep 27, 2022

Bank of China	Working Capital	Nov 24, 2021	12	3,874	3.80%	Pay monthly	Nov 24, 2022

Bank of China	Working Capital	Aug 27, 2021	12	2,980	3.80%	Pay monthly	Aug 26, 2022

Bank of China	Working Capital	Oct 27, 2021	12	2,980	3.80%	Pay monthly	Oct 26, 2022

China Industrial Bank	Working Capital	Dec 22, 2021	12	1,043	3.85%	Pay quarterly	Dec 21, 2022

China CITIC Bank	Working Capital	Apr 27, 2022	9	1,490	3.90%	Pay monthly	Jan 27, 2023

China CITIC Bank	Working Capital	May 20, 2022	8	1,490	3.90%	Pay monthly	Jan 20, 2023

Chongqing Bank	Working Capital	Apr 14, 2022	6	15	3.85%	Pay monthly	Oct 14, 2022

Chongqing Bank	Working Capital	Apr 14, 2022	12	15	3.85%	Pay monthly	Apr 14, 2023

Chongqing Bank	Working Capital	Apr 14, 2022	35	55	3.85%	Pay monthly	Mar 20, 2025

Chongqing Bank	Working Capital	Apr 27, 2022	35	125	3.85%	Pay monthly	Mar 20, 2025

Chongqing Bank	Working Capital	May 12, 2022	34	77	3.85%	Pay monthly	Mar 20, 2025

Chongqing Bank	Working Capital	May 24, 2022	34	57	3.85%	Pay monthly	Mar 20, 2025

Chongqing Bank	Working Capital	Jun 16, 2022	33	45	3.85%	Pay monthly	Mar 20, 2025

Chongqing Bank	Working Capital	Jun 29, 2022	33	120	3.85%	Pay monthly	Mar 20, 2025

China CITIC Bank	Working Capital	Jun 16, 2022	12	7,131	2.30%	Pay in arrear	Jun 15, 2023

China CITIC Bank	Working Capital	Mar 21, 2022	12	1,445	3.00%	Pay in arrear	Mar 21, 2023

China CITIC Bank	Working Capital	Mar 23, 2022	12	4,623	3.00%	Pay in arrear	Mar 23, 2023

China CITIC Bank	Working Capital	Jun 16, 2022	12	5,094	2.30%	Pay in arrear	Jun 15, 2023

Hankou Bank	Working Capital	Mar 18, 2022	12	2,923	1.90%	Pay in arrear	Mar 13, 2023

China CITIC Bank	Working Capital	Mar 21, 2022	12	5,345	3.00%	Pay in arrear	Mar 21, 2023

China CITIC Bank (1)	Working Capital	Mar 7, 2022	4	443	2.50%	Pay in arrear	Jul 21, 2022

China CITIC Bank	Working Capital	Apr 21, 2022	4	77	2.30%	Pay in arrear	Aug 22, 2022

China CITIC Bank	Working Capital	Apr 21, 2022	5	133	2.30%	Pay in arrear	Sept 8, 2022

China CITIC Bank	Working Capital	Apr 21, 2022	5	635	2.30%	Pay in arrear	Sept 14, 2022

China CITIC Bank	Working Capital	Apr 21, 2022	5	715	2.30%	Pay in arrear	Sept 28, 2022

China CITIC Bank	Working Capital	Apr 21, 2022	5	443	2.30%	Pay in arrear	Sept 22, 2022

China CITIC Bank	Working Capital	May 17, 2022	4	162	2.20%	Pay in arrear	Sept 2, 2022

China CITIC Bank	Working Capital	May 17, 2022	5	369	2.20%	Pay in arrear	Oct 8, 2022

China CITIC Bank (1)	Working Capital	May 17, 2022	2	7	2.20%	Pay in arrear	Jul 18, 2022

China CITIC Bank	Working Capital	May 17, 2022	5	74	2.20%	Pay in arrear	Oct 28, 2022

China CITIC Bank	Working Capital	May 17, 2022	5	74	2.20%	Pay in arrear	Oct 24, 2022

China CITIC Bank	Working Capital	May 17, 2022	5	74	2.20%	Pay in arrear	Oct 24, 2022

China CITIC Bank	Working Capital	May 17, 2022	5	103	2.20%	Pay in arrear	Oct 24, 2022

China CITIC Bank	Working Capital	May 17, 2022	5	133	2.20%	Pay in arrear	Oct 28, 2022

China CITIC Bank	Working Capital	May 17, 2022	5	4	2.20%	Pay in arrear	Oct 31, 2022

China CITIC Bank	Working Capital	May 17, 2022	5	74	2.20%	Pay in arrear	Oct 28, 2022

China CITIC Bank	Working Capital	May 17, 2022	5	74	2.20%	Pay in arrear	Oct 28, 2022

China CITIC Bank	Working Capital	May 17, 2022	5	102	2.20%	Pay in arrear	Oct 28, 2022

China CITIC Bank (1)	Working Capital	May 20, 2022	2	446	2.05%	Pay in arrear	Jul 7, 2022
				$48,049
(1)	These bank loans were repaid in July 2022 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company had complied with such financial covenants as of June 30, 2022.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2022 (figures are in thousands of USD):

			Amount
			Payable on
Purpose	Term (Months)	Due Date	Due Date
Working Capital(1)	6	Jul. 2022	15,214
Working Capital(1)	6	Aug.2022	10,438
Working Capital	6	Sep. 2022	15,598
Working Capital	6	Oct. 2022	11,983
Working Capital	6	Nov.2022	12,042
Working Capital	6	Dec. 2022	13,135
Total (See Note 8)			$78,410
(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of June 30, 2022.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2022 was $14.5 million, compared to net cash provided by operating activities of $5.5 million for the same period of 2021, representing an increase in net cash inflows by $9.0 million, which was mainly due to (1) the increase in net income excluding non-cash items by $7.2 million, (2) the decrease in the cash outflows from movements of inventory by $7.9 million, (3) the decrease in the cash inflows from movements of accounts and notes receivable by $11.2 million, and (4) a combination of other factors contributing an increase of cash inflows by $5.1 million.

(b)	Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 was $24.4 million, as compared to net cash used in investing activities of $6.7 million for the same period of 2021, representing an increase in net cash outflows by $17.7 million, which was mainly due to the net effect of (1) an increase in purchase of short-term investments of $28.5 million, (2) an increase in proceeds from maturities of short-term investments by $21.3 million, (3) an increase in investment under the equity method by $5.5 million, and (4) a combination of other factors contributing a decrease of cash inflows by $5.0 million, primarily including a decrease of cash received from long-term investment by $2.1 million.

(c)	Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 was $1.6 million, compared to net cash used in financing activities of $10.8 million for the same period of 2021, representing an increase in net cash inflows by $12.4 million, which was mainly due to the net effect of (1) a decrease in repayment of bank loan by $10.2 million, (2) a decrease in repayment of the borrowing for sale and leaseback transaction by $1.1 million, and (3) a combination of other factors contributing an increase of cash inflows by $1.1 million.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 regarding this matter.

ITEM 4.          CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our shares may be delisted from Nasdaq Stock Market and prohibited from trading in the over-the-counter market under the Holding Foreign Companies Accountable Act, or the HFCAA, if the PCAOB is unable to inspect or fully investigate auditors located in China. In April 2022, the Staff conclusively identified us under the HFCAA as an issuer that uses an auditor that the PCAOB is unable to inspect or investigate completely. If the PCAOB continues to be unable to inspect audit firms in the PRC for three consecutive years, the HFCAA requires the SEC to prohibit the trading of our securities on a national securities exchange, including Nasdaq, or on over-the-counter markets in the United States. The delisting of our shares, or the threat of their being delisted, may materially and adversely affect the value of your investment.

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

In April 2022, SEC staff conclusively identified the Company as a Commission-Identified Issuer. If we continue to be identified as a Commission-Identified Issuer that uses an auditor not subject to PCAOB inspection for three consecutive years, our securities may be delisted from Nasdaq as a result.

The HFCAA or other efforts to increase U.S. regulatory access to audit information could cause investor uncertainty for affected issuers, including us, and the market price of the shares could be adversely affected. Additionally, whether the PCAOB will be able to conduct inspections of our auditor before the issuance of our financial statements to be included in our Form 10-K for the year ending December 31, 2023 which is due by March 31, 2024, or at all, is subject to substantial uncertainty and depends on factors out of our and our auditor’s control. If our auditor is unable to be inspected in time, we could be delisted from Nasdaq Stock Market and prohibited from trading in the over-the-counter market.

Delisting of our securities would force holders of our securities to sell their securities. Further, we may be prohibited from listing our securities on another U.S. securities exchange. The market price of our securities could be adversely affected as a result of anticipated negative impacts of such legislative or executive actions upon, as well as negative investor sentiment toward, companies with significant operations in mainland China and Hong Kong that are listed in the United States, regardless of whether such actions are implemented and regardless of our actual operating performance.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s share repurchase activity for the three months ended June 30, 2022 (in thousands of USD):

Issuer Purchases of Equity Securities
				Approximate
				dollar value of
			Total number of	shares that may
			shares purchased	yet be purchased
			as part of publicly	as part of publicly
	Total number of	Average price	announced	announced
Period	shares purchased	paid per share	programs (1)	program
April 1, 2022 to April 30, 2022	—	$—	—	$5,000
May 1, 2022 to May 31, 2022	—	$—	—	$5,000
June 1, 2022 to June 30, 2022	69,185	$2.8284	69,185	$4,804
Total	69,185	$2.8284	69,185	$4,804
(1)	On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through March 30, 2023.

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 12, 2022	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 12, 2022	By:	/s/ Jie Li
Jie Li
Chief Financial Officer