Form 10-Q
period 2022-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2022-11-14
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the Company had 30,195,826 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

INDEX

		Page

	Part I — Financial Information	4

Item 1.	Unaudited Financial Statements.	4
	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2022 and 2021	4
	Condensed Unaudited Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	6
	Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	7
	Notes to Condensed Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	37
Item 4.	Controls and Procedures.	37

	Part II — Other Information	38

Item 1.	Legal Proceedings.	38
Item 1A.	Risk Factors.	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	42
Item 3.	Defaults Upon Senior Securities.	42
Item 4.	Mine Safety Disclosures.	42
Item 5.	Other Information.	42
Item 6.	Exhibits.	43

Signatures		44

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended September 30,
	2022	2021
Net product sales ($11,181 and $14,691 sold to related parties for the three months ended September 30, 2022 and 2021)	$137,207	$108,231
Cost of products sold ($7,689 and $6,505 purchased from related parties for the three months ended September 30, 2022 and 2021)	116,289	91,439
Gross profit	20,918	16,792
Gain on other sales	2,290	487
Less: Operating expenses
Selling expenses	3,978	4,802
General and administrative expenses	4,893	6,174
Research and development expenses	9,450	5,712
Total operating expenses	18,321	16,688
Income from operations	4,887	591
Other income, net	744	2,407
Interest expense	(384)	(255)
Financial income/(expense), net	4,760	(821)
Income before income tax expenses and equity in earnings of affiliated companies	10,007	1,922
Less: Income taxes	899	2,441
Add: Equity in (loss)/earnings of affiliated companies	(1,101)	251
Net income/(loss)	8,007	(268)
Less: Net income attributable to non-controlling interests	529	42
Accretion to redemption value of redeemable non-controlling interests	(8)	(7)
Net income/(loss) attributable to parent company’s common shareholders	$7,470	$(317)
Comprehensive income:
Net income/(loss)	$8,007	$(268)
Other comprehensive income:
Foreign currency translation loss, net of tax	(18,705)	(1,338)
Comprehensive loss	(10,698)	(1,606)
Less: Comprehensive loss attributable to non-controlling interests	(604)	(40)
Accretion to redemption value of redeemable non-controlling interests	(8)	(7)
Comprehensive loss attributable to parent company	$(10,102)	$(1,573)

Net income attributable to parent company’s common shareholders per share -
Basic	$0.24	$(0.01)
Diluted	$0.24	$(0.01)

Weighted average number of common shares outstanding -
Basic	30,637,876	30,851,776
Diluted	30,640,260	30,851,776

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Nine Months Ended September 30,
	2022	2021
Net product sales ($31,343 and $47,016 sold to related parties for the nine months ended September 30, 2022 and 2021)	$400,764	$359,176
Cost of products sold ($21,725 and $21,916 purchased from related parties for the nine months ended September 30, 2022 and 2021)	342,401	306,807
Gross profit	58,363	52,369
Gain on other sales	5,326	2,528
Less: Operating expenses
Selling expenses	12,358	14,857
General and administrative expenses	15,309	16,852
Research and development expenses	25,473	18,318
Total operating expenses	53,140	50,027
Income from operations	10,549	4,870
Other income, net	7,067	5,636
Interest expense	(1,156)	(892)
Financial income/(expense), net	9,318	(878)
Income before income tax expenses and equity in earnings of affiliated companies	25,778	8,736
Less: Income taxes expense	5,013	3,280
Add: Equity in (loss)/earnings of affiliated companies	(2,674)	435
Net income	18,091	5,891
Less: Net income/(loss) attributable to non-controlling interests	1,229	(219)
Accretion to redemption value of redeemable non-controlling interests	(23)	(21)
Net income attributable to parent company’s common shareholders	$16,839	$6,089
Comprehensive income:
Net income	$18,091	$5,891
Other comprehensive income:
Foreign currency translation (loss)/income, net of tax	(36,323)	1,977
Comprehensive (loss)/income	(18,232)	7,868
Less: Comprehensive loss attributable to non-controlling interests	(957)	(92)
Accretion to redemption value of redeemable non-controlling interests	(23)	(21)
Comprehensive (loss)/income attributable to parent company	$(17,298)	$7,939

Net income attributable to parent company’s common shareholders per share -
Basic	$0.55	$0.20
Diluted	$0.55	$0.20

Weighted average number of common shares outstanding -
Basic	30,778,336	30,851,776
Diluted	30,779,883	30,855,967

Share-based compensation included in operating expense above is as follows:
General and administrative expenses	—	88

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$100,712	$131,695
Pledged cash	31,033	27,804
Accounts and notes receivable, net - unrelated parties	199,636	195,729
Accounts and notes receivable, net - related parties	8,919	14,607
Inventories	104,629	116,493
Other current assets	43,251	15,052
Total current assets	488,180	501,380
Non-current assets:
Property, plant and equipment, net	104,877	127,721
Land use rights, net	9,439	10,732
Long-term investments	52,755	36,966
Other non-current assets	19,642	39,963
Total assets	$674,893	$716,762

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$44,208	$47,592
Accounts and notes payable - unrelated parties	197,610	214,590
Accounts and notes payable - related parties	12,578	13,464
Accrued expenses and other payables	48,321	50,332
Other current liabilities	32,058	25,838
Total current liabilities	334,775	351,816
Long-term liabilities:
Long-term tax payable	15,805	21,075
Long term loans	532	—
Other non-current liabilities	6,140	6,430
Total liabilities	$357,252	$379,321

Commitments and Contingencies (See Note 22)

Mezzanine equity:
Redeemable non-controlling interests	575	553

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of September 30, 2022 and December 31, 2021, respectively	$3	$3
Additional paid-in capital	63,731	63,731
Retained earnings-
Appropriated	11,481	11,481
Unappropriated	243,202	226,363
Accumulated other comprehensive income	(9,420)	24,717
Treasury stock – 1,938,129 and 1,486,526 shares as of September 30, 2022 and December 31, 2021, respectively	(6,828)	(5,261)
Total parent company stockholders’ equity	302,169	321,034
Non-controlling interests	14,897	15,854
Total stockholders’ equity	317,066	336,888
Total liabilities, mezzanine equity and stockholders’ equity	$674,893	$716,762

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$18,091	$5,891
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Share-based compensation	—	88
Depreciation and amortization	17,402	19,686
Provision of credit losses	602	1,644
Deferred income taxes	2,880	2,573
Equity in loss/(earnings) of affiliated companies	2,674	(435)
Loss on fixed assets disposals	35	71
(Increase)/decrease in:
Accounts and notes receivable	(21,616)	6,631
Inventories	115	(17,500)
Other current assets	(3,748)	(129)
Increase/(decrease) in:
Accounts and notes payable	5,795	(11,506)
Accrued expenses and other payables	3,004	(2,325)
Long-term taxes payable	(2,809)	(2,809)
Other current liabilities	9,252	(7,462)
Other non-current liabilities	—	(285)
Net cash provided by/(used in) operating activities	31,677	(5,867)
Cash flows from investing activities:
Decrease/(increase) in demand loans included in other non-current assets	288	(357)
Repayment of loan from a related party	—	154
Cash received from property, plant and equipment sales	1,143	252
Payments to acquire property, plant and equipment (including $2,632 and $929 paid to related parties for the nine months ended September 30, 2022 and 2021, respectively)	(11,842)	(5,344)
Payments to acquire intangible assets	(68)	(505)
Investment under the equity method	(12,802)	(308)
Purchase of short-term investments	(79,311)	(46,212)
Proceeds from maturities of short-term investments	55,944	40,016
Cash received from long-term investment	3,986	10,116
Net cash used in investing activities	(42,662)	(2,188)
Cash flows from financing activities:
Proceeds from bank loans	43,616	42,700
Repayments of bank loans	(41,465)	(44,854)
Repayments of the borrowing for sale and leaseback transaction	(1,130)	(3,328)
Repurchase of common shares	(1,567)	—
Acquisition of non-controlling interest	—	(538)
Net cash used in financing activities	(546)	(6,020)
Effects of exchange rate on cash, cash equivalents and pledged cash	(16,223)	1,015
Net decrease in cash, cash equivalents and pledged cash	(27,754)	(13,060)
Cash, cash equivalents and pledged cash at beginning of the period	159,499	128,061
Cash, cash equivalents and pledged cash at end of the period	$131,745	$115,001

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2022 and 2021

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

The Company owns the following aggregate net interests in the following subsidiaries organized in the People’s Republic of China, the “PRC,” and Brazil as of September 30, 2022 and December 31, 2021.

	Percentage Interest
	September 30,	December 31,
Name of Entity	2022	2021
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [5]	100.00%	77.33%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[12]	—	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[13]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”[14]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”[15]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”[16]	100.00%	100.00%
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. The Company retained its controlling interest in Wuhu and the acquisition of the non-controlling interest was accounted for as an equity transaction.

6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
7.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.
12.	In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology. Jingzhou Qingyan deregistered from the local business administration on June 22, 2022.
13.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.
14.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
15.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
16.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

2.           Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and nine months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2022.

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

3.           Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of September 30, 2022 and December 31, 2021 are summarized as follows (figures are in thousands of USD):

	September 30, 2022	December 31, 2021
Accounts receivable - unrelated parties	$142,344	$146,362
Notes receivable - unrelated parties	67,886	61,328
Total accounts and notes receivable - unrelated parties	210,230	207,690
Less: allowance for credit losses - unrelated parties	(10,594)	(11,961)
Accounts and notes receivable, net - unrelated parties	199,636	195,729
Accounts and notes receivable - related parties	10,268	15,505
Less: allowance for credit losses - related parties	(1,349)	(898)
Accounts and notes receivable, net - related parties	8,919	14,607
Accounts and notes receivable, net	$208,555	$210,336

Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of September 30, 2022 and December 31, 2021, the Company pledged its notes receivable in amounts of $10.6 million and $18.2 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity (See Note 8).

Provision for doubtful accounts and notes receivable reversed, as provided in the unaudited consolidated statements of cash operations, amounted to $0.12 million for the three months ended September 30,2022.

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of operations, amounted to $0.6 million for the nine months ended September 30, 2022.

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of operations, amounted to $1.3 million and $1.7 million for the three and nine months ended September 30, 2021, respectively.

During the three months ended September 30, 2022, the Company’s five largest customers accounted for 41.9% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 17.8%. During the nine months ended September 30, 2022, the Company’s five largest customers accounted for 43.6% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net sales, i.e., 21.6%. As of September 30, 2022, approximately 6.8% of accounts receivable were from trade transactions with the aforementioned customer.

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

4.           Inventories

The Company’s inventories as of September 30, 2022 and December 31, 2021 consisted of the following (figures are in thousands of USD):

	September 30, 2022	December 31, 2021
Raw materials	$32,089	$33,583
Work in process	9,105	9,415
Finished goods	63,435	73,495
Total	$104,629	$116,493

The Company recorded $1.2 million and $0.7 million of inventory write-down to cost of products sold for the three months ended September 30, 2022 and 2021, respectively, and $3.8 million and $3.0 million for the nine months ended September 30, 2022 and 2021, respectively.

5.           Long-term investments

The Company’s long-term investments as of September 30, 2022 and December 31, 2021, are summarized as follows (figures are in thousands of USD):

	September 30, 2022	December 31, 2021
Sentient AB(1)	$21,387	$—
Chongqing Venture Fund(2)	12,528	17,530
Hubei Venture Fund (3)	7,456	9,665
Suzhou Venture Fund (4)	5,272	7,413
Suzhou Qingshan (5)	4,132	—
Henglong Tianyu	772	913
Chongqing Jinghua	575	642
Jiangsu Intelligent	633	803
Total	$52,755	$36,966
(1)	In June 2021, Hubei Henglong entered into a share purchase agreement with Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”. In accordance with the agreement, CAAS would purchase 200 shares (representing 40% of Sentient AB’s share capital) from Jingzhou WiseDawn for total consideration of RMB 155.2 million, equivalent to approximately $24.5 million at prevailing rate. The transaction was completed in March 2022. Pursuant to the share purchase agreement, the Company has the right to appoint two directors to the board of directors, so it can exercise significant influence over Sentient AB. Therefore, the investment is accounted for using the equity method. As of September 30, 2022, the Company has paid RMB 141.0 million, equivalent to approximately $21.62 million, and the remaining consideration of RMB 14.2 million, equivalent to approximately $2.0 million, will be paid in the remaining period of 2022.
(2)	In January, February and August 2022, Chongqing Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $1.0 million in aggregate.
(3)	In January 2022, Hubei Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $1.2 million.
(4)	In February and August 2022, Suzhou Venture Fund made distributions that were proportional to each owner’s allocated share of the fund, pursuant to which Hubei Henglong received $1.8 million.
(5)	In January 2022, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Qingshan Zhiyuan Venture Capital Fund L.P., “Suzhou Qingshan”. As of September 30, 2022, Hubei Henglong has paid RMB 30.0 million, equivalent to approximately $4.7 million, to purchase 22.56% of Suzhou Qingshan’s equity. As a limited partner, Hubei Henglong has virtually no influence over Suzhou Qingshan’s operating and financial policies. The investment is accounted for using the equity method.

The condensed financial information of the Company’s significant equity investees for the three and nine months ended September 30, 2022 and 2021, including Chongqing Venture Fund, is summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$3,811	$—	$5,937
Gross profit	—	3,811	—	5,937
(Loss)/income from continuing operations	(2,395)	3,805	(17,389)	5,318
Net (loss)/income	$(2,395)	3,805	$(17,389)	5,318

6.           Property, plant and equipment, net

The Company’s property, plant and equipment, net as of September 30, 2022 and December 31, 2021 are summarized as follows (figures are in thousands of USD):

	September 30, 2022	December 31, 2021
Costs:
Buildings	$64,353	$69,554
Machinery and equipment	230,705	253,245
Electronic equipment	6,409	6,887
Motor vehicles	4,622	5,121
Construction in progress	4,435	6,583
Total amount of property, plant and equipment	310,523	341,390
Less: Accumulated depreciation (1)	(205,647)	(213,669)
Total amount of property, plant and equipment, net (2)(3)	$104,877	$127,721
(1)	Depreciation charges were $5.2 million and $6.4 million for the three months ended September 30, 2022 and 2021, respectively, and $16.7 million and $19.1 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)	As of September 30, 2022 and December 31, 2021, the Company pledged property, plant and equipment with net book value of approximately $44.2 million and $54.7 million, respectively, as security for its comprehensive credit facilities with banks in China.
(3)	Interest costs capitalized for the three months ended September 30, 2022 and 2021, were $0.03 million and $0.1 million, respectively, and $0.11 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively.

7.           Loans

Loans consist of the following as of September 30, 2022 and December 31, 2021 (figures are in thousands of USD):

	September 30, 2022	December 31, 2021
Short-term bank loans (1)	$44,208	$47,592
Long-term bank loans (2)	532	—
Total bank loans	44,740	47,592
(1)	The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $143.7 million and $116.8 million, respectively, as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the Company has drawn down loans with an aggregate amount of $44.2 million and $47.6 million, respectively. The weighted average interest rate was 3.1% and 3.6%, respectively.
(2)	The Company borrowed a total of RMB 4.0 million from Chongqing Bank loans from April to September 2022, equivalent to approximately $0.6 million. These loans are due for repayment from March to April, 2025 with an interest rate of 3.85% per annum. In accordance with the loan agreement, the Company should repay the principal of RMB 100,000, equivalent to approximately $14,900, every six months starting on April 14, 2022.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants as of September 30, 2022.

8.           Accounts and notes payable

The Company’s accounts and notes payable as of September 30, 2022 and December 31, 2021 are summarized as follows (figures are in thousands of USD):

	September 30, 2022	December 31, 2021
Accounts payable - unrelated parties	$129,709	$132,593
Notes payable - unrelated parties (1)	67,901	81,997
Accounts and notes payable - unrelated parties	197,610	214,590
Accounts and notes payable - related parties	12,578	13,464
Total	$210,188	$228,054
(1)	Notes payable represent payables in the form of notes issued by the bank. As of September 30, 2022 and December 31, 2021, the Company has pledged cash of $31.0 million and $27.8 million, respectively. As of September 30, 2022 and December 31, 2021, the Company has pledged notes receivable of $10.6 million and $18.2 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of September 30, 2022 and December 31, 2021, the Company has used $31.7 million and $33.6 million, respectively, for issuing bank notes.

9.           Accrued expenses and other payables

The Company’s accrued expenses and other payables as of September 30, 2022 and December 31, 2021 are summarized as follows (figures are in thousands of USD):

	September 30, 2022	December 31, 2021
Warranty reserves(1)	$34,526	$36,572
Payable for the investment in Sentient AB (See Note 5)	2,004	—
Accrued expenses	8,024	5,596
Current portion of other long-term payable (See Note 10)	—	1,115
Payables for overseas transportation and custom clearance	—	4,548
Dividends payable to holders of non-controlling interests	423	471
Accrued interest	287	507
Other payables	3,057	1,523
Balance at end of year/period	$48,321	$50,332
(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three and nine months ended September 30, 2022 and 2021, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$35,028	$36,537	$36,572	$36,215
Additions during the period	4,712	4,551	11,685	12,249
Settlement within the period	(3,255)	(4,022)	(9,909)	(11,752)
Foreign currency translation gain	(1,959)	(145)	(3,822)	209
Balance at end of the period	$34,526	$36,921	$34,526	$36,921

10.         Other long-term payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was RMB 91.3 million (equivalent to $12.9 million as of September 30, 2022) and the sales price was RMB 100.0 million (equivalent to $14.1 million as of September 30, 2022). Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over four years with a quarterly lease payment of approximately $1.1 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction was accounted for as a financing transaction by the Company. As of September 30, 2022, the payables have been fully paid.

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

For the three and nine months ended September 30, 2022, the Company recognized accretion of $0.008 million and $0.023 million, respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

For the three and nine months ended September 30, 2021, the Company recognized accretion of $0.007 million and $0.021 million, respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

12.         Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three and nine months ended September 30, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$63,731	$63,731	$63,731	$64,273
Share-based compensation	—	—	—	88
Acquisition of the non-controlling interest in Wuhu	—	—	—	(630)
Balance at end of the period	$63,731	$63,731	$63,731	$63,731

13.         Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three and nine months ended September 30, 2022 and 2021, no statutory reserve was appropriated by the subsidiaries in China.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three and nine months ended September 30, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$11,481	$11,303	$11,481	$11,303
Balance at end of the period	$11,481	$11,303	$11,481	$11,303

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three and nine months ended September 30, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$235,732	$221,897	$226,363	$215,491
Net income attributable to parent company	7,478	(310)	16,862	6,110
Accretion of redeemable non-controlling interests	(8)	(7)	(23)	(21)
Balance at end of the period	$243,202	$221,580	$243,202	$221,580

14.         Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three and nine months ended September 30, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$8,152	$20,519	$24,717	$17,413
Foreign currency translation adjustment attributable to parent company	(17,572)	(1,256)	(34,137)	1,850
Balance at end of the period	$(9,420)	$19,263	$(9,420)	$19,263

15.         Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through March 30, 2023. As of September 30, 2022, the Company had repurchased 451,603 shares of the Company’s common stock under the program. The repurchased shares are presented as “treasury stock” on the balance sheet.

16.         Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three and nine months ended September 30, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of the period	$15,501	$15,674	$15,854	$16,170
Net income/(loss) attributable to non-controlling interests	529	42	1,229	(219)
Acquisition of the non-controlling interest in Wuhu	—	—	—	(444)
Foreign currency translation adjustment attributable to non-controlling interests	(1,133)	(82)	(2,186)	127
Balance at end of the period	$14,897	$15,634	$14,897	$15,634

17.         Net product sales

Revenue Disaggregation

Management has concluded that the disaggregation level is the same under both the revenue standard and the segment reporting standard. Please refer to Note 24.

Payment to customer

The Company accounts for consideration payable to a customer as a reduction of revenue at the later of revenue recognition and the Company’s promise to pay the consideration.

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

Contract liabilities are mainly customer deposits. As of September 30, 2022 and December 31, 2021, the Company has customer deposits of $3.7 million and $2.4 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the nine months ended September 30, 2022, $4.3 million was received and $3.0 million (including $2.4 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the three months ended September 30, 2021, $1.5 million was received and $0.2 million (including $0.2 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

18.         Financial income/(expense), net

During the three and nine months ended September 30, 2022 and 2021, the Company recorded financial income/(expense), net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$340	$227	$903	$748
Foreign exchange gain/(loss), net	4,453	(1,015)	8,688	(1,293)
Bank charges	(33)	(33)	(273)	(333)
Total financial income/(expense), net	$4,760	$(821)	$9,318	$(878)

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

The calculations of basic and diluted income per share attributable to the parent company for the three months ended September 30, 2022 and 2021, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended September 30,
	2022	2021
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$7,470	$(317)
Denominator:
Weighted average shares outstanding	30,637,876	30,851,776
Dilutive effects of stock options	2,384	—
Denominator for dilutive income per share - Diluted	30,640,260	30,851,776
Net income per share attributable to parent company’s common shareholders - Basic	$0.24	$(0.01)
Net income per share attributable to parent company’s common shareholders - Diluted	$0.24	$(0.01)

The calculations of basic and diluted income per share attributable to the parent company for the nine months ended September 30, 2022 and 2021, were as follows (figures are in thousands of USD, except share and per share amounts):

	Nine Months Ended September 30,
	2022	2021
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$16,839	$6,089
Denominator:
Weighted average shares outstanding	30,778,336	30,851,776
Dilutive effects of stock options	1,547	4,191
Denominator for dilutive income per share - Diluted	30,779,883	30,855,967
Net income per share attributable to parent company’s common shareholders - Basic	$0.55	$0.20
Net income per share attributable to parent company’s common shareholders - Diluted	$0.55	$0.20

As of September 30, 2022 and 2021, the exercise prices for 30,000 and 37,500 outstanding stock options were above the weighted average market price of the Company’s common stock during the three months ended September 30, 2022 and 2021, respectively. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

As of September 30, 2022 and 2021, the exercise prices for 30,000 and 30,000 outstanding stock options were above the weighted average market price of the Company’s common stock during the nine months ended September 30, 2022 and 2021, respectively. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

21.         Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related party sales

	Three Months Ended September 30,
	2022	2021
Merchandise sold to related parties	$11,181	$14,691
Materials and others sold to related parties	646	365
Rental income obtained from related parties	114	132
Total	$11,941	$15,188

	Nine Months Ended September 30,
	2022	2021
Merchandise sold to related parties	$31,343	$47,016
Materials and others sold to related parties	2,222	1,313
Rental income obtained from related parties	359	373
Total	$33,924	$48,702

Related party purchases

	Three Months Ended September 30,
	2022	2021
Materials purchased from related parties	$7,689	$6,505
Equipment purchased from related parties	831	537
Service purchased from related parties	330	831
Total	$8,850	$7,873

	Nine Months Ended September 30,
	2022	2021
Materials purchased from related parties	$21,725	$21,916
Equipment purchased from related parties	1,951	1,917
Service purchased from related parties	487	831
Others purchased from related parties	—	11
Total	$24,163	$24,675

Related party investment transaction

	Nine Months Ended September 30,
	2022	2021
Equity interest purchase from related parties	$23,618	$—

Related party receivables

	September 30, 2022	December 31, 2021
Accounts and notes receivable, net from related parties	$8,919	$14,607
Other receivables, net from related parties	16	—
Total	$8,935	$14,607

Related party advance payments

	September 30, 2022	December 31, 2021
Advance payments for property, plant and equipment to related parties	$1,560	$810
Advance payments and others to related parties	682	600
Total	$2,242	$1,410

Related party payables

	September 30, 2022	December 31, 2021
Accounts and notes payable to related parties	$12,578	$13,464
Accrued expenses and other payables to related parties	2,004	—
Total	$14,582	$13,464

These transactions were consummated under similar terms as those with the Company’s third-party customers and suppliers.

As of November 14, 2022, Hanlin Chen, the chairman of the board of directors of the Company, owns 59.1% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables, the related interest and other payables, the following table summarizes the Company’s major commitments and contingencies as of September 30, 2022 (figures are in thousands of USD):

	Payment obligations by period
	2022	2023	2024	Thereafter	Total
Obligations for investment contracts (1)	$—	$4,225	$—	$—	$4,225
Obligations for purchasing and service agreements	10,335	19,435	—	—	29,770
Total	$10,335	$23,660	$—	$—	$33,995
(1)	In January 2022, Hubei Henglong entered into an agreement with other parties and committed to purchase 27.78% of the shares of Suzhou Qingshan for total consideration of RMB 60.0 million, equivalent to approximately $9.5 million at prevailing rate. As of September 30, 2022, Hubei Henglong has paid RMB 30.0 million, equivalent to approximately $4.7 million. According to the agreement, the remaining consideration of RMB 30.0 million, equivalent to approximately $4.2 million, will be paid in 2023.

23.         Off-balance sheet arrangements

As of September 30, 2022 and December 31, 2021, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2022 and 2021, the Company had 15 product sectors, seven of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong), and one holding company (Genesis). The other eight sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

The Company’s product sector information for the three and nine months ended September 30, 2022 and 2021, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income/(Loss)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Henglong	$62,590	$39,937	$1,996	$(1,820)
Jiulong	16,986	17,127	196	126
Shenyang	2,930	3,659	(300)	(251)
Wuhu	11,831	7,878	16	6
Hubei Henglong	29,525	31,023	3,116	563
Henglong KYB	36,995	19,095	1,760	485
Brazil Henglong	11,510	7,576	188	566
Other Entities	20,061	16,880	1,637	461
Total Segments	192,428	143,175	8,609	136
Corporate	—	—	(211)	(172)
Eliminations	(55,221)	(34,944)	(391)	(232)
Total	$137,207	$108,231	$8,007	$(268)

	Net Product Sales		Net Income/(Loss)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Henglong	$177,401	$138,151	$5,680	$(877)
Jiulong	53,071	76,248	(3,219)	650
Shenyang	8,998	11,988	(625)	186
Wuhu	30,695	17,598	70	117
Hubei Henglong	100,744	98,338	7,939	1,893
Henglong KYB	87,815	53,961	3,927	(72)
Brazil Henglong	30,471	19,660	1,741	2,900
Other Entities	58,669	47,587	4,431	2,570
Total Segments	547,864	463,531	19,944	7,367
Corporate	—	—	(632)	(1,221)
Eliminations	(147,100)	(104,355)	(1,221)	(255)
Total	$400,764	$359,176	$18,091	$5,891

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

Most of the Company’s production and research and development institutes are located in China. As of September 30, 2022, the Company has approximately 4,288 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing its work to improve its operations and business structure and achieve profitable growth.

In addition, as a result of COVID-19, the Company’s businesses, results of operations, financial position and cash flows had been affected in the first three quarters of 2022, with the Company commencing its 2022 operations in March of 2022. However, because of the significant uncertainties surrounding COVID-19, which are still evolving, the extent of the business disruption, including the duration and the related financial impact on subsequent periods cannot be reasonably estimated at this time. See “Item 1A. Risk Factors—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus disease (COVID-19)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations,high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016. USAI was established in 2005, and the Company and Hubei Wanlong owned 83.34% and 16.66%, respectively. In May 2020, USAI merged with and into Wuhan Chuguanjie, a wholly-owned subsidiary of Wuhan Jielong, and it deregistered from the local business administration on April 28, 2020. Following the merger, 85.0% of Wuhan Chuguanjie was owned by the Company and 15.0% was owned by Hubei Wanlong. In April 2020, Hubei Henglong acquired 100.00% of the shares of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.20 million, equivalent to approximately $0.2 million. Changchun Hualong mainly engages in design and R&D of automotive parts. Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” was formed in December 2019, which mainly engages in the development, manufacturing and sale of high polymer materials. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu, for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. Following the acquisition, the Company owned 100% of the equity interests of Wuhu Henglong. Jingzhou Qingyan deregistered from the local business administration on June 22, 2022.

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

Results of Operations - Three Months Ended September 30, 2022 and 2021

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended September 30,
	2022	2021	Change	Change %
Net product sales	$137,207	$108,231	$28,976	26.8%
Cost of products sold	116,289	91,439	24,850	27.2
Gain on other sales	2,290	487	1,803	370.2
Selling expenses	3,978	4,802	(824)	(17.2)
General and administrative expenses	4,893	6,174	(1,281)	(20.7)
Research and development expenses	9,450	5,712	3,738	65.4
Other income	744	2,407	(1,663)	(69.1)
Interest expense	(384)	(255)	(129)	50.6
Financial income/(expense), net	4,760	(821)	5,581	679.8
Income taxes	899	2,441	(1,542)	(63.2)
Net income/(loss)	8,007	(268)	8,275	3,087.7
Net income attributable to non-controlling interests	529	42	487	1,159.5
Net income/(loss) attributable to parent company’s common shareholders	7,470	(317)	7,787	(2,456.5)%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	2022	2021	Change		2022	2021	Change
Henglong	$62,590	$39,937	22,653	56.7%	59,006	$37,800	21,206	56.1%
Jiulong	16,986	17,127	(141)	(0.8)	14,584	15,483	(899)	(5.8)
Shenyang	2,930	3,659	(729)	(19.9)	2,765	3,095	(330)	(10.7)
Wuhu	11,831	7,878	3,953	50.2	11,121	7,436	3,685	49.6
Hubei Henglong	29,525	31,023	(1,498)	(4.8)	24,384	25,111	(727)	(2.9)
Henglong KYB	36,995	19,095	17,900	93.7	32,669	17,163	15,506	90.3
Brazil Henglong	11,510	7,576	3,934	51.9	9,948	6,419	3,529	55.0
Other Entities	20,061	16,880	3,181	18.8	15,557	13,405	2,152	16.0
Total Segments	192,428	143,175	49,253	34.4	170,034	125,912	44,122	35.0
Elimination	(55,221)	(34,944)	(20,277)	58.0	(53,745)	(34,473)	(19,272)	55.9
Total	$137,207	$108,231	28,976	26.8%	$116,289	$91,439	24,850	27.2%

Net Product Sales

Net product sales were $137.2 million for the three months ended September 30, 2022, compared to $108.2 million for the same period in 2021, representing an increase of $29.0 million, or 26.8%, mainly due to the Company’s increased sales of electric power steering.

Net sales of traditional steering products and parts were $92.4 million for the three months ended September 30, 2022, compared to $78.8 million for the same period in 2021, representing an increase of $13.6 million, or 17.3%. Net sales of electric power steering (“EPS”) were $44.8 million for the three months ended September 30, 2022 and $29.4 million for the same period in 2021, representing an increase of $15.4 million, or 52.4%. As a percentage of net sales, sales of EPS were 32.6% for the three months ended September 30, 2022, compared with 27.2% for the same period in 2021.

The increase in net product sales was due to the effects of three major factors: i) the increase in sales volume led to a sales increase of $27.2 million; ii) the increase in average selling price of steering gears led to a sales increase of $8.8 million; and iii) the depreciation of the RMB against the U.S. dollar in this quarter compared to the same quarter last year resulted in a sales decrease of $7.0 million.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $62.6 million for the three months ended September 30, 2022, compared with $39.9 million for the three months ended September 30, 2021, representing an increase of $22.7 million, or 56.7%. An increase in sales volume led to a sales increase of $22.3 million, an increase in selling price led to a sales increase of $2.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $2.0 million.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $17.0 million for the three months ended September 30, 2022, compared with $17.1 million for the three months ended September 30, 2021, representing a decrease of $0.1 million. A decrease in sales volume led to a sales decrease of $2.5 million, an increase in selling price led to a sales increase of $3.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.8 million.
●	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd. (“Jinbei”), one of the major automotive manufacturers in China. Net product sales for Shenyang were $2.9 million for the three months ended September 30, 2022, compared to $3.7 million for the same period in 2021, representing a decrease of $0.7 million, or 19.9%. A decrease in sales volume led to a sales decrease of $1.5 million, an increase in selling price led to a sales increase of $0.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.1 million.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $11.8 million for the three months ended September 30, 2022, compared to $7.9 million for the same period in 2021, representing an increase of $4.0 million, or 50.2%. An increase in sales volume led to a sales increase of $3.8 million, an increase in selling price led to a sales increase of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.3 million.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $29.5 million for the three months ended September 30, 2022, compared with $31.0 million for the three months ended September 30, 2021, representing a decrease of $1.5 million, or 4.8%. An increase in sales volume led to a sales increase of $0.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.6 million.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $37.0 million for the three months ended September 30, 2022, compared with $19.1 million for the three months ended September 30, 2021, representing an increase of $17.9 million, or 93.7%. An increase in sales volume led to a sales increase of $15.6 million, an increase in selling price led to a sales increase of $3.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.0 million.
●	Net product sales for Brazil Henglong were $11.5 million for the three months ended September 30, 2022, compared to $7.6 million for the same period in 2021, representing an increase of $3.9 million, or 51.9%, mainly caused by increases in sales volume.
●	Net product sales for other entities were $20.1 million for the three months ended September 30, 2022, compared to $16.9 million for the same period in 2021, representing an increase of $3.2 million, or 18.8%, mainly caused by increases in sales of Jielong.

Cost of Products Sold

For the three months ended September 30, 2022, the cost of products sold was $116.3 million, compared to $91.4 million for the same period of 2021, representing an increase of $24.9 million, or 27.2%. The increase in cost of sales was mainly due to the effect of the following major factors: i) the increase in sales volume led to a cost of sales increase of $22.4 million; ii) an increase in unit cost resulting in a cost of sales increase of $8.6 million; and iii) the depreciation of the RMB against the U.S. dollar resulted in a cost of sales decrease of $6.1 million. Further analysis is as follows:

●	Cost of products sold for Henglong was $59.0 million for the three months ended September 30, 2022, compared to $37.8 million for the same period of 2021, representing an increase of $21.2 million, or 56.1%. The increase in cost of sales was mainly due to an increase in unit cost resulting in a cost of sales increase of $19.6 million, an increase in sales volumes resulting in a cost of sales increase of $3.6 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $2.0 million.
●	Cost of products sold for Jiulong was $14.6 million for the three months ended September 30, 2022, compared to $15.5 million for the same period of 2021, representing a decrease of $0.9 million, or 5.8%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $2.2 million, an increase in unit cost resulting in a cost of sales increase of $2.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.8 million.
●	Cost of products sold for Shenyang was $2.8 million for the three months ended September 30, 2022, compared to $3.1 million for the same period of 2021, representing a decrease of $0.3 million, or 10.7%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $1.5 million, and an increase in unit cost resulting in a cost of sale increase of $1.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.1 million.
●	Cost of products sold for Wuhu was $11.1 million for the three months ended September 30, 2022, compared to $7.4 million for the same period of 2021, representing an increase of $3.7 million, or 49.6%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $3.6 million, and an increase in unit cost resulting in a cost of sales increase of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.4 million.
●	Cost of products sold for Hubei Henglong was $24.4 million for the three months ended September 30, 2022, compared to $25.1 million for the same period of 2021, representing a decrease of $0.7 million, or 2.9%. The decrease in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $0.1 million, an increase in unit cost resulting in a cost of sales increase of $0.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.3 million.
●	Cost of products sold for Henglong KYB was $32.7 million for the three months ended September 30, 2022, compared to $17.2 million for the same period of 2021, representing an increase of $15.5 million, or 90.3%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $14.3 million, an increase in unit cost resulting in a cost of sales increase of $2.1 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.9 million.

Cost of products sold for Brazil Henglong was $9.9 million for the three months ended September 30, 2022, compared to $6.4 million for the same period in 2021, representing an increase of $3.5 million, or 55.0%.  The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $3.5 million.

●	Cost of products sold for other entities was $15.6 million for the three months ended September 30, 2022, compared to $13.4 million for the same period in 2021, representing an increase of $2.2 million, or 16.0%.

Gross margin was 15.2% for the three months ended September 30, 2022, compared to 15.5% for the same period of 2021, representing a decrease of 0.3%, mainly due to the change in product mix and the price adjustment.

Selling Expenses

Selling expenses were $4.0 million for the three months ended September 30, 2022, as compared to $4.8 million for the same period of 2021, representing a decrease of $0.8 million, or 17.2%, which was primarily due to a decrease in transportation expenses.

General and Administrative Expenses

General and administrative expenses were $4.9 million for the three months ended September 30, 2022, as compared to $6.2 million for the same period of 2021, representing a decrease of $1.3 million, or 20.7%, which was primarily due to the decrease in provision for credit losses provided for accounts receivable.

Research and Development Expenses

Research and development expenses were $9.5 million for the three months ended September 30, 2022, as compared to $5.7 million for the same period of 2021, representing an increase of $3.8 million, or 65.4%, which was mainly due to increased expenditures for R&D activities for new projects.

Other Income, net

Other income, net was $0.7 million for the three months ended September 30, 2022, as compared to $2.4 million for the three months ended September 30, 2021, representing a decrease of $1.7 million, which was mainly due to the various government subsidies of only $0.6 million received for the three months ended September 30, 2022, whereas $1.8 million was received in the same period of last year.

Interest Expense

Interest expense was $0.4 million for the three months ended September 30, 2022, which is generally consistent with $0.3 million for the three months ended September 30, 2021.

Financial Income, net

Financial income, net was $4.8 million for the three months ended September 30, 2022, compared to financial expense, net of $0.8 million for the three months ended September 30, 2021, representing an increase in financial income of $5.6 million, which was primarily due to an increase in the foreign exchange gains due to the sharp appreciation of the US dollar against the RMB and the Brazilian Real.

Income Taxes

Income tax expense was $0.9 million for the three months ended September 30, 2022, compared to income tax expense of $2.4 million for the three months ended September 30, 2021, which was primarily due to the valuation allowance provided in the three months ended September 30, 2021.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $0.5 million for the three months ended September 30, 2022, compared to net income attributable to non-controlling interests of $0.1 million for the three months ended September 30, 2021.

Net Income/(Loss) Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $7.5 million for the three months ended September 30, 2022, compared to net loss attributable to parent company’s common shareholders of $0.3 million for the three months ended September 30, 2021, representing an increase in net income attributable to parent company’s common shareholders of $7.2 million.

Results of Operations - Nine Months Ended September 30, 2022 and 2021

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Nine Months Ended September 30,
	2022	2021	Change	Change%
Net product sales	$400,764	$359,176	$41,588	11.6%
Cost of products sold	342,401	306,807	35,594	11.6
Gain on other sales	5,326	2,528	2,798	110.7
Selling expenses	12,358	14,857	(2,499)	(16.8)
General and administrative expenses	15,309	16,852	(1,543)	(9.2)
Research and development expenses	25,473	18,318	7,155	39.1
Other income, net	7,067	5,636	1,431	25.4
Interest expense	(1,156)	(892)	(264)	29.6
Financial income/(expense), net	9,318	(878)	10,196	1,161.3
Income taxes	5,013	3,280	1,733	52.8
Net income	18,091	5,891	12,200	207.1
Net income/(loss) attributable to non-controlling interests	1,229	(219)	1,448	661.2
Net income attributable to parent company’s common shareholders	16,839	6,089	10,750	176.5%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	2022	2021	Change		2022	2021	Change
Henglong	$177,401	138,151	39,250	28.4%	$164,794	128,793	36,001	28.0%
Jiulong	53,071	76,248	(23,177)	(30.4)	47,953	69,782	(21,829)	(31.3)
Shenyang	8,998	11,988	(2,990)	(24.9)	7,846	9,843	(1,997)	(20.3)
Wuhu	30,695	17,598	13,097	74.4	28,841	16,170	12,671	78.4
Hubei Henglong	100,744	98,338	2,406	2.4	85,521	80,396	5,125	6.4
Henglong KYB	87,815	53,961	33,854	62.7	77,788	49,954	27,834	55.7
Brazil Henglong	30,471	19,660	10,811	55.0	26,940	16,468	10,472	63.6
Other Entities	58,669	47,587	11,082	23.3	45,868	39,118	6,750	17.3
Total Segments	547,864	463,531	84,333	18.2	485,551	410,524	75,027	18.3
Elimination	(147,100)	(104,355)	(42,745)	41.0	(143,150)	(103,717)	(39,433)	38.0
Total	$400,764	359,176	41,588	11.6%	$342,401	306,807	35,594	11.6%

Net Product Sales

Net product sales were $400.8 million for the nine months ended September 30, 2022, compared to $359.2 million for the same period of 2021, representing an increase of $41.6 million, or 11.6%, mainly due to the Company’s increased sales of electric power steering.

Net sales of traditional steering products and parts were $282.7 million for the nine months ended September 30, 2022, which is substantially consistent with $281.9 million for the same period in 2021. Net sales of electric power steering (“EPS”) were $118.1 million for the nine months ended September 30, 2022 and $77.3 million for the same period in 2021, representing an increase of $40.8 million, or 52.8%. As a percentage of net sales, sales of EPS were 29.5% for the nine months ended September 30, 2022, compared to 21.5% for the same period in 2021.

The increase in net product sales was due to the effects of three major factors: i) the increase in sales volume led to a sales increase of $32.9 million; ii) the increase in average selling price of steering gears led to a sales increase of $15.1 million; and iii) the depreciation of the RMB against the U.S. dollar resulted in a sales decrease of $6.3 million.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $177.4 million for the nine months ended September 30, 2022, compared with $138.1 million for the nine months ended September 30, 2021, representing an increase of $39.3 million, or 28.4%. An increase in sales volume led to a sales increase of $31.5 million, an increase in selling price led to a sales increase of $9.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.6 million.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $53.1 million for the nine months ended September 30, 2022, compared with $76.2 million for the nine months ended September 30, 2021, representing a decrease of $23.2 million, or 30.4%. A decrease in sales volume led to a sales decrease of $26.9 million, an increase in selling price led to a sales increase of $4.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.7 million.
●	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., Ltd., “Jinbei”, one of the major automotive manufacturers in China. Net product sales for Shenyang were $9.0 million for the nine months ended September 30, 2022, compared to $12.0 million for the same period in 2021, representing a decrease of $3.0 million, or 24.9%. A decrease in sales volumes led to a sales decrease of $3.1 million, and an increase in selling price led to a sales increase of $0.3 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.2 million.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $30.7 million for the nine months ended September 30, 2022, compared to $17.6 million for the same period in 2021, representing an increase of $13.1 million, or 74.4%. An increase in sales volume led to a sales increase of $10.9 million, and an increase in selling price led to a sales increase of $2.5 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.3 million.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $100.7 million for the nine months ended September 30, 2022, compared to $98.3 million for the same period in 2021, representing an increase of $2.4 million, or 2.4%. An increase in sales volume led to a sales increase of $1.7 million, an increase in selling price led to a sales increase of $2.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $1.5 million.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $87.8 million for the nine months ended September 30, 2022, compared with $54.0 million for the nine months ended September 30, 2021, representing an increase of $33.9 million, or 62.7%. An increase in sales volume led to a sales increase of $24.4 million, an increase in selling price led to a sales increase of $10.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar led to a sales decrease of $0.8 million.
●	Net product sales for Brazil Henglong were $30.5 million for the nine months ended September 30, 2022, compared to $19.7 million for the same period in 2021, representing an increase of $10.8 million, or 55.0%, mainly caused by increases in sales volume.
●	Net product sales for other entities were $58.7 million for the nine months ended September 30, 2022, compared to $47.6 million for the same period in 2021, representing an increase of $11.1 million, or 23.3%, mainly caused by increases in sales of Jielong.

Cost of Products Sold

For the nine months ended September 30, 2022, the cost of products sold was $342.4 million, compared to $306.8 million for the same period of 2021, representing an increase of $35.6 million, or 11.6%. The increase in cost of sales was mainly due to the effect of the following major factors: i) the increase in sales volumes led to a cost of sales increase of $27.9 million; ii) the increase in unit cost led to a cost of sales increase of $12.9 million; and iii) the depreciation of the RMB against the U.S. dollar resulted in a cost of sales decrease of $5.2 million. Further analysis is as follows:

●	Cost of products sold for Henglong was $164.8 million for the nine months ended September 30, 2022, compared to $128.8 million for the same period of 2021, representing an increase of $36.0 million, or 28%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $28.3 million, an increase in unit cost resulting in a cost of sales increase of $9.4 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.7 million.
●	Cost of products sold for Jiulong was $48.0 million for the nine months ended September 30, 2022, compared to $69.8 million for the same period of 2021, representing a decrease of $21.8 million, or 31.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $24.3 million, an increase in unit cost resulting in a cost of sales increase of $3.2 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.7 million.
●	Cost of products sold for Shenyang was $7.8 million for the nine months ended September 30, 2022, compared to $9.8 million for the same period of 2021, representing a decrease of $2.0 million, or 20.3%. The decrease in cost of sales was mainly due to a decrease in sales volumes resulting in a cost of sales decrease of $2.6 million, an increase in unit cost resulting in a cost of sales increase of $0.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.1 million.
●	Cost of products sold for Wuhu was $28.8 million for the nine months ended September 30, 2022, compared to $16.1 million for the same period of 2021, representing an increase of $12.7 million, or 78.6%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $10.1 million, an increase in unit cost resulting in a cost of sales increase of $2.9 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.3 million.
●	Cost of products sold for Hubei Henglong was $85.5 million for the nine months ended September 30, 2022, compared to $80.4 million for the same period of 2021, representing an increase of $5.1 million, or 6.4%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $3.5 million, a decrease in unit cost resulting in a cost of sales increase of $2.7 million, and the effect of foreign currency translation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $1.1 million.
●	Cost of products sold for Henglong KYB was $77.8 million for the nine months ended September 30, 2022, compared to $50.0 million for the same period of 2021, representing an increase of $27.8 million, or 55.7%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $21.8 million, an increase in unit cost resulting in a cost of sales increase of $6.7 million, and the depreciation of the RMB against the U.S. dollar resulting in a cost of sales decrease of $0.7 million.
●	Cost of products sold for Brazil Henglong was $26.9 million for the nine months ended September 30, 2022, compared to $16.4 million for the same period in 2021, representing an increase of $10.5 million, or 63.6%. The increase in cost of sales was mainly due to an increase in sales volumes resulting in a cost of sales increase of $10.5 million.
●	Cost of products sold for other entities was $45.9 million for the nine months ended September 30, 2022, compared to $39.1 million for the same period in 2021, representing an increase of $6.8 million, or 17.3%.

Gross margin was 14.6% for the nine months ended September 30, 2022, which is stable compared to 14.6% for the same period of 2021.

Selling Expenses

Selling expenses were $12.4 million for the nine months ended September 30, 2022, as compared to $14.9 million for the nine months ended September 30, 2021, representing a decrease of $2.5 million, or 16.8%, which was mainly due to decrease in transportation expenses.

General and Administrative Expenses

General and administrative expenses were $15.3 million for the nine months ended September 30, 2022, as compared to $16.9 million for the nine months ended September 30, 2021, representing a decrease of $1.6 million, or 9.2%, which was mainly due to the decrease in provision for credit losses provided for accounts receivable.

Research and Development Expenses

Research and development expenses were $25.5 million for the nine months ended September 30, 2022, as compared to $18.3 million for the nine months ended September 30, 2021, representing an increase of $7.2 million, or 39.1%, which was mainly due to increased R&D activities for new projects.

Other Income, net

Other income, net was $7.1 million for the nine months ended September 30, 2022, which was comprised of government subsidies, as compared to $5.6 million for the nine months ended September 30, 2021, representing an increase of $1.5 million, which was mainly due to the various government subsidies of $5.8 million for the nine months ended September 30, 2022, whereas only $4.2 million was received in the same period of last year.

Interest Expense

Interest expense was $1.2 million for the nine months ended September 30, 2022, as compared to $0.9 million for the nine months ended September 30, 2021.

Financial Income/(expense), net

Financial income, net was $9.3 million for the nine months ended September 30, 2022, compared to financial expense, net of $0.9 million for the nine months ended September 30, 2021, representing an increase in financial income of $10.2 million, which was primarily due to an increase in the foreign exchange gains due to the sharp fluctuations of the US dollar against the RMB and the Brazilian Real.

Income Taxes

Income tax expense was $5.0 million for the nine months ended September 30, 2022, compared to $3.3 million for the nine months ended September 30, 2021, which was primarily due to the valuation allowance provided in the nine months ended September 30, 2022.

Net Income/(loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $1.2 million for the nine months ended September 30, 2022, compared to net loss attributable to non-controlling interests of $0.2 million for the nine months ended September 30, 2021.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $16.8 million for the nine months ended September 30, 2022, compared to net income attributable to parent company’s common shareholders of $6.1 million for the nine months ended September 30, 2021, representing an increase in net income attributable to parent company’s common shareholders of $10.7 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of September 30, 2022, the Company had cash and cash equivalents and short-term investments of $128.5 million, compared to $133.5 million as of December 31, 2021, representing a decrease of $5.0 million, or 3.7%.

The Company had working capital (total current assets less total current liabilities) of $153.5 million as of September 30, 2022, compared to $149.6 million as of December 31, 2021, representing an increase of $3.9 million, or 2.6%.

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

The Company had short-term loans of $44.2 million, long-term loans of $0.5 million (See Note 7) and bankers’ acceptances of $72.3 million (See Note 8) as of September 30, 2022.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances is expected to be reduced by approximately $16.4 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker's acceptances in the future, it may be required by the banks to provide additional mortgages of $16.4 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $10.6 million, which is 64.6%, the mortgage ratio, of $16.4 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of September 30, 2022, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available(2)	Used(3)	Value(4)
1. Comprehensive credit facilities	China CITIC Bank (1)	Aug 2024	68,312	40,292	20,551

2. Comprehensive credit facilities	Hankou Bank	Nov 2022	14,085	4,795	—

3. Comprehensive credit facilities	China Industrial Bank	Nov 2022	986	986	2,784

4. Comprehensive credit facilities	Shanghai Pudong Development Bank	Jan 2023	18,310	1,948	16,411

5. Comprehensive credit facilities	Hubei Bank	Mar 2024	23,944	10,426	72,960

6. Comprehensive credit facilities	Chongqing Bank	Mar 2025	986	560	1,798

7. Comprehensive credit facilities	China Constitution Bank	Sep 2025	2,958	1,408	6,392

8. Comprehensive credit facilities	China Merchants Bank(1)	Jun 2024	14,085	4,249	—

Total			143,666	64,664	120,896
(1)	The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Hankou Bank are guaranteed by Henglong. The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong in addition to the above pledged assets. The comprehensive credit facilities with Hubei Bank are guaranteed by Chen Hanlin in addition to the above pledged assets. The comprehensive credit facilities with Merchants Bank are guaranteed by Hubei Henglong and Chen Hanlin in addition to the above pledged assets.
(2)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(3)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $33.0 million and notes payable of $31.7 million as of September 30, 2022.
(4)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of September 30, 2022, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $120.9 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s bank loan terms range from 4 months to 35 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $20.6 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

2. Buildings with an assessed value of approximately $2.8 million as security for its comprehensive credit facility with China Industrial Bank.

3. Land use rights and buildings with an assessed value of approximately $16.4 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

4. Equipment with an assessed value of approximately $73.0 million as security for its revolving comprehensive credit facility with Hubei Bank.

5. Buildings with an assessed value of approximately $1.8 million as security for its comprehensive credit facility with Chongqing Bank.

6. Land use rights and buildings with an assessed value of approximately $6.4 million as security for its revolving comprehensive credit facility with China Constitution Bank.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of September 30, 2022 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
Bank of China	Working Capital	Nov 24, 2021	12	3,662	3.80%	Pay monthly	Nov 24, 2022

Bank of China	Working Capital	Sep 28, 2022	12	2,817	3.00%	Pay monthly	Sep 27, 2023

Bank of China (1)	Working Capital	Oct 27, 2021	12	2,817	3.80%	Pay monthly	Oct 26, 2022

China Industrial Bank	Working Capital	Dec 22, 2021	12	986	3.85%	Pay quarterly	Dec 21, 2022

China CITIC Bank	Working Capital	Apr 27, 2022	9	1,408	3.90%	Pay monthly	Jan 27, 2023

China CITIC Bank	Working Capital	May 20, 2022	8	1,408	3.90%	Pay monthly	Jan 20, 2023

China CITIC Bank	Working Capital	Sep 26, 2022	12	704	3.65%	Pay monthly	Sep 25, 2023

China CITIC Bank	Working Capital	Sep 26, 2022	12	704	3.65%	Pay monthly	Sep 25, 2023

China Constitution Bank	Working Capital	Sep 28, 2022	12	1,408	3.50%	Pay monthly	Sep 26, 2023

Chongqing Bank (1)	Working Capital	Apr 14, 2022	6	14	3.85%	Pay semiannually	Oct 14, 2022

Chongqing Bank	Working Capital	Apr 14, 2022	12	14	3.85%	Pay semiannually	Apr 14, 2023

Chongqing Bank	Working Capital	Apr 14, 2022	35	52	3.85%	Pay semiannually	Mar 20, 2025

Chongqing Bank	Working Capital	Apr 27, 2022	35	118	3.85%	Pay semiannually	Mar 20, 2025

Chongqing Bank	Working Capital	May 12, 2022	34	73	3.85%	Pay semiannually	Mar 20, 2025

Chongqing Bank	Working Capital	May 24, 2022	34	53	3.85%	Pay semiannually	Mar 20, 2025

Chongqing Bank	Working Capital	Jun 16, 2022	33	42	3.85%	Pay semiannually	Mar 20, 2025

Chongqing Bank	Working Capital	Jun 29, 2022	33	114	3.85%	Pay semiannually	Mar 20, 2025

Chongqing Bank	Working Capital	Jul 28, 2022	33	79	3.85%	Pay semiannually	Apr 13, 2025

China CITIC Bank	Working Capital	Jun 16, 2022	12	6,741	2.30%	Pay in arrear	Jun 15, 2023

China CITIC Bank	Working Capital	Mar 21, 2022	12	1,366	3.00%	Pay in arrear	Mar 21, 2023

China CITIC Bank	Working Capital	Mar 23, 2022	12	4,370	3.00%	Pay in arrear	Mar 23, 2023

China CITIC Bank	Working Capital	Jun 16, 2022	12	4,815	2.30%	Pay in arrear	Jun 15, 2023

Hankou Bank	Working Capital	Mar 18, 2022	12	2,763	1.90%	Pay in arrear	Mar 13, 2023

China CITIC Bank	Working Capital	Mar 21, 2022	12	5,053	3.00%	Pay in arrear	Mar 21, 2023

China CITIC Bank (1)	Working Capital	May 17, 2022	5	349	2.20%	Pay in arrear	Oct 8, 2022

China CITIC Bank (1)	Working Capital	May 17, 2022	5	431	2.20%	Pay in arrear	Oct 28, 2022

China CITIC Bank (1)	Working Capital	May 17, 2022	5	237	2.20%	Pay in arrear	Oct 24, 2022

China CITIC Bank (1)	Working Capital	May 17, 2022	5	4	2.20%	Pay in arrear	Oct 31, 2022

China CITIC Bank (1)	Working Capital	Jul 13, 2022	4	189	1.80%	Pay in arrear	Nov 7, 2022

China CITIC Bank	Working Capital	Sep 5, 2022	6	494	1.70%	Pay in arrear	Feb 28, 2023

China CITIC Bank	Working Capital	Sep 21, 2022	5	280	1.70%	Pay in arrear	Feb 20, 2023

China CITIC Bank	Working Capital	Sep 21, 2022	4	280	1.70%	Pay in arrear	Jan 18, 2023

China CITIC Bank	Working Capital	Sep 21, 2022	5	332	1.70%	Pay in arrear	Feb 9, 2023

China CITIC Bank	Working Capital	Sep 21, 2022	5	280	1.70	Pay in arrear	Feb 13, 2023

China CITIC Bank	Working Capital	Sep 21, 2022	5	280	1.70	Pay in arrear	Mar 2, 2023
				44,740
(1)	These bank loans were repaid in October and November 2022 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company had complied with such financial covenants as of September 30, 2022.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2022 (figures are in thousands of USD):

			Amount
			Payable on
Purpose	Term (Months)	Due Date	Due Date
Working Capital(1)	6	Oct. 2022	11,342
Working Capital(1)	6	Nov. 2022	11,384
Working Capital	6	Dec. 2022	12,587
Working Capital	6	Jan. 2023	12,922
Working Capital	6	Feb. 2023	10,528
Working Capital	6	Mar. 2023	13,533
Total (See Note 8)			$72,296
(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of September 30, 2022.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2022 was $31.7 million, compared to net cash used in operating activities of $5.9 million for the same period of 2021, representing an increase in net cash inflows by $37.6 million, which was mainly due to (1) the increase in net income excluding non-cash items by $12.2 million, (2) the increase in the cash inflows from movements of inventory by $17.6 million, (3) the decrease in the cash inflows from movements of accounts and notes receivable by $28.2 million, (4) the increase in the cash inflows from movements of other current liabilities by $16.7 million, 5) the increase in the cash inflows from movements of accounts and notes payable by $17.3 million and (6) a combination of other factors contributing an increase of cash inflows by $2.0 million.

(b)	Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 was $42.7 million, as compared to net cash used in investing activities of $2.2 million for the same period of 2021, representing an increase in net cash outflows by $40.5 million, which was mainly due to the net effect of (1) an increase in purchase of short-term investments of $15.9 million, (2) an increase in proceeds from maturities of short-term investments by $33.1 million, (3) an increase in investment under the equity method by $12.5 million, and (4) a combination of other factors contributing a decrease of cash inflows by $10.8 million, primarily including a decrease in cash received from long-term investment by $6.1 million.

(c)	Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2022 was $0.5 million, compared to net cash used in financing activities of $6.0 million for the same period of 2021, representing a decrease in net cash outflows by $5.5 million, which was mainly due to the net effect of (1) a decrease in repayment of bank loan by $3.4 million, and (2) a decrease in proceeds from bank loan by $0.9 million.

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 regarding this matter.

ITEM 4.          CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS.

Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2021 Annual Report on Form 10-K, as supplemented by the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

Because a majority of our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our securities.

As a business operating in China, we are subject to the laws and regulations of the PRC, which can be complex and which evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, there remain uncertainties regarding the application, interpretation, and enforcement of new and existing laws and regulations in the PRC. Compliance with the complex and evolving PRC laws, regulations, and regulatory statements may be costly, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development,
●	Result in negative publicity or increase our operating costs,
●	Require significant management time and attention, and
●	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our securities.

The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries; such oversight could result in a material change in our operations and/or the value of our securities or could significantly limit our ability to offer or continue to offer securities and/or other securities to investors and cause the value of such securities to significantly decline.

The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries and may intervene or influence our operations in mainland China, which may potentially result in a material adverse effect on our operations. The PRC government has recently published new policies that significantly affect certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations.

On December 24, 2021, the China Securities Regulatory Commission (“CSRC”) released the Provisions of the State Council on the Administration of Domestic Companies Offering Securities for Overseas Listing (Revision Draft for Comments) (the “Draft Provisions”) and the Administrative Measures for the Filing of Domestic Companies Seeking Overseas Securities Offering and Listing (the Filing Measures, or collectively, the Draft Overseas Listing Regulations) for public comment. The Draft Provisions provide for a general filing regulatory framework, and the Filing Measures set out more detailed terms and procedures of the filing requirements. Pursuant to the Draft Overseas Listing Regulations, domestic companies that apply for direct offerings and listings in an overseas market or an indirect offerings and listings in the name of an offshore entity are required to, among others, file and report to the CSRC, if: (i) the total assets, net assets, revenues or profits of the PRC operating entity of the issuer in the most recent accounting year account for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period and (2) the senior managers in charge of business operation and management of the issuer are mostly PRC citizens or have habitual residence in the PRC, and its main places of business are located in the PRC or main business activities are conducted in the PRC. Based on our global assets, operations and management outside of the PRC, we believe that we would be subject to the Draft Overseas Listing Regulations if we were to conduct an offering in the future in the United States.

According to questions and answers published by the CSRC on December 24, 2021, the record-filing requirement would be imposed starting from the new listing and new financing activities and the sufficient transition period would be given for the existing public companies offering their securities on overseas stock exchanges before the effectiveness of these regulations. If we are deemed to be subject to the Draft Overseas Listing Regulations and we fail to complete the filing procedures with the CSRC for any of our follow-on offerings in an overseas stock market, such as Nasdaq, or fall within any of the circumstances where our follow-on offering is prohibited by the State Council, our offering application may be discontinued and we may be subject to penalties, sanctions and fines imposed by the CSRC and relevant departments of the State Council. In severe circumstances, the business of our PRC subsidiaries may be suspended and their business qualifications and licenses may be revoked. However, uncertainties exist regarding the interpretation of the Draft Overseas Listing Regulations, as well as interpretation of the final form of these regulations and implementation thereof after promulgation.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Intensifying Crack Down on Illegal Securities Activities, which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. The PRC government has indicated that it may exert more control or influence over offerings of securities conducted overseas. If the PRC authorities attempt to exercise such control or influence through regulation over our PRC subsidiaries, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, which could adversely affect our business, results of operations and financial condition. Moreover, any such action could significantly limit our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline.

Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. Since these statements and regulatory actions are new, it is highly uncertain how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on our daily business operations, the ability to accept foreign investments and list our securities on a U.S., Hong Kong, or other stock exchange.

The approval of, or filing or other procedures with, the CSRC or other Chinese regulatory authorities may be required in connection with issuing our equity securities to foreign investors under Chinese law, and, if required, we cannot predict whether we will be able, or how long it will take us, to obtain such approval or complete such filing or other procedures. We are also required to obtain business licenses from Chinese authorities in connection with our general business activities currently conducted in China.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the State Council jointly promulgated the Opinions on Intensifying Crack Down on Illegal Securities Activities, pursuant to which Chinese regulators are required to accelerate rulemaking related to the overseas issuance and listing of securities, and update the existing laws and regulations related to data security, cross-border data flow, and administration of classified information. As there are still uncertainties regarding the interpretation and implementation of such regulatory guidance, we cannot assure investors that we will be able to comply with new regulatory requirements relating to our future overseas capital-raising activities and we may become subject to more stringent requirements with respect to matters including data privacy and cross-border investigation and enforcement of legal claims.

Furthermore, on December 24, 2021, the CSRC promulgated the Draft Overseas Listing Rules, which, among others, require certain companies to fulfill a filing procedure in respect of its offering and listing in the stock markets outside of China if such companies meet the criteria set forth in the Draft Overseas Listing Rules. As the Draft Overseas Listing Rules were released only for public comment, the final version and the effective date thereof may be subject to change with substantial uncertainty.

As of the date of this report, we have not received any inquiry, notice, warning or sanction regarding obtaining approval, completing filing or other procedures in connection with offering our equity securities to foreign investors in foreign stock markets from the CSRC or any other Chinese regulatory authorities that have jurisdiction over our operations. However, there remains significant uncertainty as to the enactment, interpretation and implementation of regulatory requirements related to overseas securities offerings and other capital markets activities. If it is determined in the future that the approval of, filing or other procedure with the CSRC or any other regulatory authority is required for issuing our equity securities in foreign stock markets, it is uncertain whether we will be able to and how long it would take for us to obtain the approval or complete the filing or other procedure, despite our best efforts. If we, for any reason, are unable to obtain or complete, or experience significant delays in obtaining or completing, the requisite relevant approval(s), filing or other procedure(s), we may face sanctions by the CSRC or other Chinese regulatory authorities. These regulatory authorities may impose fines and penalties on our operations in China, limit our ability to pay dividends outside of China, limit our operations in China, delay or restrict the repatriation of funds into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as the trading price of our securities. In addition, if the CSRC or other regulatory authorities later promulgate new rules requiring that we obtain their approvals or complete filing or other procedures for any future public offerings in foreign stock markets, we may be unable to obtain a waiver of such requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding such a requirement could have a material adverse effect on the trading price of our securities.

The PRC government has significant oversight and discretion over the conduct of the business operations of our PRC subsidiaries or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may intervene with or influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.

The PRC government may intervene or influence the operations of our PRC subsidiaries at any time with little to no advanced notice, which could result in a material change in our operations and/or the value of our securities. For example, the PRC government recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. For example, on December 28, 2021, the Cyberspace Administration of China (“CAC”) adopted rules mandating that an issuer who is a “critical information infrastructure operator” or a “data processing operator” as defined therein and who possesses personal information of more than one million users, and intends to have its securities listed for trading in a foreign country must complete a cybersecurity review by the CAC. Alternatively, relevant governmental authorities in the PRC may initiate cyber security review if such governmental authorities determine an operator’s cyber products or services, data processing or potential listing in a foreign country affect or may affect national security. The rules became effective on February 15, 2022. Moreover, on July 7, 2022, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which will come into effect on September 1, 2022, and will regulate the security assessment on the cross-border data transfer by data processor of important data and personal information collected and generated during operations within the PRC. According to these measures, personal data processors will be subject to security assessment conducted by the Cyberspace Administration of China prior to any cross-border transfer of data if the transfer involves (i) important data; (ii) personal information transferred overseas by operators of critical information infrastructure or a data processor that has processed personal data of more than one million persons; (iii) personal information transferred overseas by a data processor that has already provided personal data of 100,000 persons or sensitive personal data of 10,000 persons overseas since January 1 of the prior year; or (iv) other circumstances as requested by the Cyberspace Administration of China.

The new CAC rules do not appear to apply to the Company or its subsidiaries at this time. As advised by our PRC counsel, Zhong Lun Law Firm, as of the date of this report, (i) the Company does not hold personal information of over one million users; (ii) the Company and its subsidiaries have not been informed by any PRC governmental authority of any requirement that it file for a cybersecurity review; (iii) data processed in the Company’s business does not have a bearing on national security and may not be classified as core or important data by the PRC governmental authorities; and (iv) none of the Company and its subsidiaries provides any important data, personal information or sensitive personal data outside the territory of PRC, therefore, the Company believes it is not required to pass cybersecurity review of CAC. If the Chinese government’s interference expands, our operations may be negatively impacted in a significant way, although, presently, there is no discernible immediate impact.

Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in policies, laws and regulations in China could adversely affect us.

Our operations in China are governed by the PRC laws and regulations. We may be adversely affected by the complexity, uncertainties and changes in PRC laws and regulations regarding foreign investment and manufacturing, which could have a material adverse effect on our business and our ability to operate our business in China.

For example, two draft regulations relating to overseas offerings by domestic companies of equity shares, depository receipts, convertible corporate bonds, or other equity-like securities, and overseas listing of the securities for trading — namely the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) — were recently released in December 2021 for public comments. Pursuant to such draft regulations, a filing-based regulatory system would be implemented covering both direct and indirect overseas offering and listing, among which, (i) if an issuer listed in other overseas markets after overseas offerings, the issuer shall submit to the CSRC filing documents within three working days after such application is submitted; (ii) if an issuer issues overseas listed securities after listing abroad and issues such securities aiming at purchasing assets, the issuer shall submit to the CSRC filing documents within three working days after the issue is completed, however, if the assets purchased are domestic assets, the filing procedure shall be performed within three working days from the date of the first announcement of the transaction; and (iii) if the significant events, such as change of control and delisting, occur after the issuer’s overseas listing, it should report the details to CSRC within three working days from the date of occurrence. Uncertainties exist regarding the final form of these regulations as well as the interpretation and implementation thereof after promulgation. If those two rules were adopted in the current form, we may be required to file documents regarding the events listed in the regulations with the CRSC before or after the events occurred.

From time to time, we may have to resort to administrative and court proceedings to enforce our legal rights. Any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Since PRC administrative and court authorities have some discretion in interpreting and implementing statutory provisions and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy, than in more developed legal systems. These uncertainties may impede our ability to enforce contracts in China and could materially and adversely affect our business and results of operations.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis, or at all, and may have retroactive effect. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. Such unpredictability towards our contractual, property and procedural rights could adversely affect our business, and impede our ability to continue our operations and proceed with our future business plans.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about the Company’s share repurchase activity for the three months ended September 30, 2022 (in thousands of USD):

Issuer Purchases of Equity Securities
				Approximate
				dollar value of
			Total number of	shares that may
			shares purchased	yet be purchased
			as part of publicly	as part of publicly
	Total number of	Average price	announced	announced
Period	shares purchased	paid per share (1)	programs (2)	program
July 1, 2022 to July 31, 2022	85,633	$2.8705	154,818	$4,559
August 1, 2022 to August 31, 2022	128,525	$3.4589	283,343	$4,114
September 1, 2022 to September 30, 2022	168,260	4.0479	451,603	3,433
Total	382,418	$3.5863	451,603	$3,433
(1)	“Average price paid per share” refers to the price paid per share before deducting the commission fee paid to the broker. The purchase price of the shares purchased from September 1, 2022 to September 30, 2022 was not exceed below $4.00 per share.
(2)	On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through March 30, 2023.

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 14, 2022	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 14, 2022	By:	/s/ Jie Li
Jie Li
Chief Financial Officer