Form 10-K
period 2022-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2023-03-30
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐              No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, based upon the price of $2.70 that was the closing price of the common stock as reported on The Nasdaq Stock Market under the symbol “CAAS” on such date, was approximately $28.4 million.

The Company has 30,185,702 shares of Common Stock outstanding as of March 30, 2023.

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

4 | Page

PART I

ITEM 1.    BUSINESS.

COMPANY HISTORY

China Automotive Systems, Inc., “China Automotive” or the “Company,” was incorporated in the State of Delaware on June 29, 1999. Through its subsidiary, Great Genesis Holdings Limited, “Genesis,” a corporation organized under the laws of the Hong Kong Special Administrative Region, China, it owns interests in eight Sino-joint ventures and seven wholly-owned subsidiaries in the People’s Republic of China, “China” or the “PRC,” which manufacture power steering systems and/or related products for different segments of the automobile industry. Genesis also owns interests in a Brazil-based trading company, which engages mainly in the import and sales of automotive parts in Brazil.

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

Set forth below is an organizational chart as at December 31, 2022.

CHINA AUTOMOTIVE SYSTEMS, INC. [NASDAQ:CAAS]
↓100%								↓100%
Great Genesis Holdings Limited								Henglong USA Corporation
↓
↓100%			↓70%
Hubei			Shenyang
Henglong			Jinbei Henglong
Automotive			Automotive
System Group			Steering System
Co., Ltd.			Co., Ltd.
“Hubei Henglong”[1]			“Shenyang”[2]
↓
↓100%	↓100%	↓100%	↓85%	↓70%	↓95.84%	↓100%	↓66.6%	↓51%	↓62%	↓100%
Jingzhou	Shashi	Wuhu	Wuhan	Chongqing	CAAS	Hubei	Hubei	Hyoseong	Wuhu	Changchun
Henglong	Jiulong	Henglong	Jielong	Henglong	Brazil’s	Henglong	Henglong	(Wuhan)	Hongrun	Hualong
Automotive	Power	Automotive	Electric	Hongyan	Imports And	Group	& KYB	Motion	New	Automotive
Parts	Steering	Steering	Power	Automotive	Trade In	Shanghai	Automobile	Mechatronics	Material	Technology
Co., Ltd.	Gears	System Co.,	Steering Co.,	System Co.,	Automotive	Automotive	Electric	System	Co., Ltd.	Co., Ltd.
	Co., Ltd.	Ltd.	Ltd.	Ltd.	Parts Ltd.	Electronics	Steering	Co., Ltd.
						Research and	System
						Development	Co., Ltd.
Ltd.
				“Chongqing	“Brazil	“Shanghai	“Henglong	“Wuhan	“Wuhu	“Changchun
“Henglong”[3]	“Jiulong”[4]	“Wuhu”[5]	“Jielong”[6]	Henglong”[7]	Henglong”[8]	Henglong”[11]	KYB”[12]	Hyoseong”[13]	Hongrun”[14]	Hualong”[15]
↓			↓
↓100%			↓85%
Jingzhou			Wuhan
Henglong			Chuguanjie
Automotive			Automotive
Technology			Science and
(Testing)			Technology
Center			Ltd.
“Testing			“Wuhan
Center”[9]			Chuguanjie”[10]
1.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

5 | Page

2.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
3.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles.
4.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems. In April 2021, the Company obtained an additional 22.67% equity in Wuhu for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. The Company retained its controlling interest in Wuhu and the acquisition of the non-controlling interest was accounted for as an equity transaction.
6.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.
7.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
8.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
9.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

In May 2020, Wuhan Chuguanjie merged with another subsidiary, Universal Sensor Application Inc., “USAI”, which was established in 2005 and mainly engages in the production and sales of sensor modules.

11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.
12.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (“Henglong KYB”), which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.
13.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd. (“Wuhan Hyoseong”), which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
14.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd. (“Wuhu Hongrun”), which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
15.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

6 | Page

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

The Holding Foreign Companies Accountable Act

Pursuant to the Holding Foreign Companies Accountable Act, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including our auditor. In April 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of the annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA and our securities may be delisted from Nasdaq as a result. Delisting of our securities would force holders of our securities to sell their securities. Further, we may be prohibited from listing our securities on another U.S. securities exchange. The market price of our securities could be adversely affected as a result of anticipated negative impacts of such legislative or executive actions upon, as well as negative investor sentiment toward, companies with significant operations in mainland China and Hong Kong that are listed in the United States, regardless of whether such actions are implemented and regardless of our actual operating performance. See “Item 1A. Risk Factors—Risks Related To Doing Business In China And Other Countries Besides The United States—The PCAOB had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our auditor in the past has deprived our investors with the benefits of such inspections.” And “Item 1A. Risk Factors—Risks Related To Doing Business In China And Other Countries Besides The United States—Our shares may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of the shares, or the threat of being delisted, may materially and adversely affect the value of your investment.”

Our Corporate Structure

The Company is not a PRC operating company but a Delaware holding company with operations primarily conducted through its wholly owned direct subsidiaries, Genesis and HLUSA, and its several indirect subsidiaries that are either wholly owned or majority owned by either Genesis or HLUSA. Our investors hold shares of common stock in China Automotive, the Delaware holding company.

We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a variable interest entity structure with any entity in China.

Our holding company structure presents unique risks as our investors may never directly hold equity interests in our operating subsidiaries and will be dependent upon dividends and other distributions from our subsidiaries to finance our cash flow needs. Our ability to receive dividends and other contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Item 1A. Risk Factors – Risks Related to Doing Business in China and Other Countries Besides the United States.”

7 | Page

Currently, PRC laws and regulations do not prohibit direct foreign investment in our operating subsidiaries. Nonetheless, in light of the recent statements and regulatory actions by the PRC government, such as those related to the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard, which would likely result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors, and the resulting adverse change in value to our common stock. We may also be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the China Securities Regulatory Commission, or CSRC, if we fail to comply with such rules and regulations, which would likely adversely affect the ability of the Company’s securities to continue to trade on Nasdaq, which would likely cause the value of our securities to significantly decline or become worthless.

As of the date of this report, there is no Chinese Communist Party official who sits on CAAS’ board of directors and CAAS’ certificate of incorporation and bylaws do not contain any charter of the Chinese Communist Party.

Doing Business in China

As a result of our operations in China, the Chinese government may intervene in or exert influence over our operations at any time with little or no advanced notice, which could result in a material change in our operations and/or the value of our securities. For example, the Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company.

Furthermore, the Chinese government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted outside of China and over foreign investment in China-based companies. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless. Recently, the Chinese government initiated a series of regulatory actions and statements to regulate business operations in China, including enforcement actions against illegal activities in the securities market, enhancing supervision over China-based companies listed outside of China using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack-Down on Illegal Securities Activities. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. On November 14, 2021, the Cyberspace Administration of China (the “CAC”) released the draft Administrative Regulations on Cyber Data Security (the “Draft Cyber Data Security Regulations”) for public comments, which requires, among others, that a prior cybersecurity review should be required for listing abroad of data processors which process over one million users’ personal information, and the listing of data processors in Hong Kong which affects or may affect national security.

The Chinese government may further promulgate relevant laws, rules and regulations that may impose additional and significant obligations and liabilities on overseas listed Chinese companies regarding data security, cross-border data flow, anti-monopoly and unfair competition, and compliance with China’s securities laws. It is uncertain whether or how these new laws, rules and regulations and the interpretation and implementation thereof may affect us, but among other things, our ability to obtain external financing through the issuance of equity securities in the United States, Hong Kong or other markets could be negatively affected, and as a result, the trading prices of our securities could significantly decline or become worthless. For a detailed description of risks related to our doing business in China, see “Item 1A. Risk Factors - Risks Related To Doing Business In China And Other Countries Besides The United States.”

8 | Page

Permissions Required from the PRC Authorities for Our Operations

We conduct our business primarily through our subsidiary Genesis, which owns interests in eight Sino-joint ventures and seven wholly owned subsidiaries in the PRC. Our operations in China are governed by PRC laws and regulations. As advised by our PRC counsel, Zhong Lun Law Firm, as of the date of this report, these entities have obtained the requisite licenses and permits from the PRC government authorities that are material for their business operations, including, among others, certain business licenses, approvals for the establishment of enterprises with foreign investment, approvals for overseas direct investment and environmental and occupational safety and health approvals. Given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, we may be required to obtain additional licenses, permits, filings or approvals for the functions and services of our platform in the future.

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which will come into effect on March 31, 2023. On the same day, the CSRC also published a series of guidance and Q&As in connection with the implementation of the Trial Measures. The Trial Measures established (i) a list outlining the circumstances where a PRC domestic company is prohibited from offering and listing securities overseas (the “Trial Measures Negative List”) and (ii) a new filing-based regime to regulate overseas offerings and listings by PRC domestic companies. According to the Trial Measures, in connection with an overseas offering of securities (including shares, depository receipts, corporate bonds convertible into shares and other equity securities) and listing by a PRC domestic company, either in a direct or indirect manner, the issuer must file certain documents with the CSRC (the “Trial Measures Filing Obligations”). An indirect offering and listing is determined by a set of quantifiable standards. For example, any overseas offering and listing by an issuer that meets both of the following standards will be deemed to be indirect: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by PRC domestic companies, and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China.

The Trial Measures provide the CSRC with the authority to warn, fine, and issue injunctions against PRC domestic companies, their controlling shareholders, advisors, and other responsible persons in connection with a listing or offering securities (collectively, the “Subject Entities”), as well as individuals directly responsible for these Subject Entities (the “Subject Individuals”). In cases of serious violation, the relevant responsible persons may be prohibited from entering the securities market1 by the CSRC and may be held criminally liable. For failure to comply with the Trial Measures Negative List or the Trial Measures Filing Obligations, or materially false or misleading statements in the filing and reporting required by the Trial Measures, PRC domestic companies and their controlling shareholders, if the controlling shareholders induced the PRC domestic companies’ failure to comply, severally, may face warnings, injunctions to comply, and fines between RMB 1.0 million and 10.0 million. The Subject Individuals in these entities may severally, face warnings and fines between RMB 0.5 million and 5.0 million. Advisors in listings or offerings of securities that failed to dutifully advise the PRC domestic companies and their controlling shareholders in complying with the Trial Measures and caused such failures to comply can face warnings and fines between RMB 0.5 million and 5.0 million. The Subject Individuals of these advisor entities may, severally, face warnings and fines between RMB 0.2 million and 2.0 million.

Because our shares have already listed on Nasdaq, we believe we will be deemed as an “Existing Issuer” pursuant to the Trial Measures and the implementation guidance and, accordingly, are not required to complete the filing procedures with the CSRC for our historical securities offering. Nevertheless, in the event that we conduct any securities issuance or offering in the future that would be captured by the Trial Measures after they come into effect, we will have to complete the filing procedures with the CSRC within three (3) business days following the closing of thesuch securities issuance or offering.

9 | Page

Therefore, in connection with our business operations and issuance or offering of securities to foreign investors, under currently effective PRC laws, regulations, and rules, and taking the Trial Measures into account, as of the date of this annual report, we and our PRC subsidiaries (i) are not required to obtain permissions from, or complete the filing procedures with, the CSRC for our prior issuances and offerings of securities to foreign investors which were completed before the date of implementation of the Trial Measures, but are required to go through filing procedures with CSRC for our future issuances or offerings of securities (including shares, depository receipts, corporate bonds convertible into shares and other equity securities) to foreign investors if we meet certain conditions set forth in the Trial Measures to be considered as an indirect overseas offering and listing by a PRC domestic company, (ii) are not required to go through cybersecurity review by the CAC for our issuance or offering of securities to foreign investors, and (iii) are not required to obtain any prior permission or approval from any other PRC government authorities for our issuance or offering of securities to foreign investors. If we and our subsidiaries are deemed to be a critical information infrastructure operator, or CIIO, or a network platform operator, whose network product or service purchasing or data processing activities affect or may affect national security, we would be required to go through a cybersecurity review by the CAC. As of the date of this annual report, neither we nor any of our subsidiaries has been identified as a CIIO by any government authority, involved in any investigations or become subject to a cybersecurity review by the CAC based on the Cybersecurity Review Measures. However, there might remain some uncertainty as to how relevant rules published by the PRC government authorities will be interpreted or implemented, and our opinions summarized above are subject to any new laws, rules, and regulations or detailed implementations and interpretations in any form. We cannot assure you that the relevant PRC government authorities, including the CSRC and the CAC, would reach the same conclusion and hence, we may face regulatory actions or other sanctions from them. For more details, see “Item 1A. Risk Factors—Risks Relating to Doing Business in China — The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries; such oversight could result in a material change in our operations and/or the value of our securities or could significantly limit our ability to offer or continue to offer securities and/or other securities to investors and cause the value of such securities to significantly decline.” and “Item 1A - Risk Factors — Risks Relating to Doing Business in China—The approval of and filing with the CSRC or other PRC government authorities may be required in connection with our offshore offerings under PRC law, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such filing.”

Cash Flows through Our Organization

China Automotive is a holding company with no operations of its own. We conduct our operations in China primarily through our subsidiaries, particularly Genesis, which owns interests in eight Sino-joint ventures and seven wholly owned subsidiaries in the PRC. As a result, although other means are available for us to obtain financing at the holding company level, China Automotive’s ability to pay dividends to the shareholders and to service any debt it may incur may depend upon dividends paid by our PRC subsidiaries. If any of our subsidiaries incurs debt on its own behalf, the instruments governing such debt may restrict its ability to pay dividends to China Automotive. In addition, our PRC subsidiaries are permitted to pay dividends to China Automotive only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, our PRC subsidiaries are required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies.

We may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. The amounts restricted include the paid-up capital and the statutory reserve funds of our PRC subsidiaries, totaling RMB 465.9 million, RMB 499.8 million, RMB 504.7 million and RMB 508.8 million as of December 31, 2019, 2020, 2021 and 2022, respectively.

Under PRC law, China Automotive may provide funding to its PRC subsidiaries only through capital contributions or loans.

10 | Page

During the fiscal years ended December 31, 2019, 2020, 2021 and 2022, the Company received loans which were interest free from its subsidiaries in the aggregate amount of $4.3 million, $6.6 million, $2.5 million and $6.1 million, respectively, and no principal was repaid in such years.

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

INTELLECTUAL PROPERTY RIGHTS

Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty-five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In December 2009, the Company, through Henglong, formed Testing Center and cooperated with Nanyang Ind. Co. Ltd. and Tsinghua University to engage in the research and development of new products, such as Electric Power Steering (“EPS”), integral rack and pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes. In January 2015, Hubei Henglong formed Shanghai Henglong, which mainly engages in the design and sale of automotive electronics, to capture the market opportunities for EPS, which were included in traditional hydraulic power steering products by many automobile makers. In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd.(“Jingzhou Qingyan”), which mainly engages in the research and development of intelligent automotive technology. In August 2018, Hubei Henglong established a non-wholly owned subsidiary, Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. In March 2019, Hubei Henglong established a non-wholly owned subsidiary, Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd. (“Wuhu Hongrun”), which mainly engages in the development, manufacturing and sale of high polymer materials. In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co. Ltd., “Changchun Hualong”, which mainly engages in design and R&D of automotive parts. In April 2021, Hubei Henlgong acquired 100.0% of the equity interests of Wuhu Henglong Automotive Steering Systems Co., Ltd., “Wuhu”, which mainly engages in the production and sales of automobile steering systems. Jingzhou Qingyan deregistered from the local business administration on June 22, 2022.

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

11 | Page

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

CUSTOMERS

The Company’s five largest customers represented 42.8% of the Company’s total sales for the year ended December 31, 2022. The following table sets forth information regarding the Company’s five largest customers.

Percentage of Total
Name of Major Customers	Revenue in 2022
Fiat Chrysler North America	20.2%
Hubei Hongrun	6.2%
Great Wall Motors	5.9%
BYD Auto Co., Ltd.,	5.3%
Chery Automobile Co.,Ltd.	5.2%
Total	42.8%

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

SALES AND MARKETING

The Company’s sales and marketing team has 98 sales persons, which are divided into an OEM team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to more effectively represent the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

The Company’s sales and marketing organization and activities are designed to create overall awareness and consideration of, and therefore to increased sales of the Company’s modular systems and components. To achieve that objective, the Company organized delegations to visit the United States, Korea, India and Japan and has supplied power steering gear to Fiat Chrysler North America (“Fiat”). Through these activities, the Company has generated potential business interest as a strong base for future development.

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

12 | Page

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

EMPLOYEES AND FACILITIES

As of December 31, 2022, the Company employed approximately 4,093 persons, including approximately:

●	1,139 by Henglong (including Testing Center formed by Henglong);
●	686 by Jiulong;
●	152 by Shenyang;
●	113 by Wuhu;
●	282 by Jielong;
●	124 by Wuhan Chuguanjie;
●	832 by Hubei Henglong;
●	24 by HLUSA;
●	66 by Chongqing Henglong;
●	68 by Brazil Henglong;
●	538 by Henglong KYB;
●	35 by Wuhan Hyoseong;
●	13 by Wuhu Hongrun; and
●	21 by Chuangchun Hualong.

As of December 31, 2022, Henglong, Jiulong, Shenyang, Chongqing, Wuhan Chuguanjie, Hubei Henglong and Wuhu had a manufacturing and administration area of 111,211 square meters, 39,478 square meters, 35,354 square meters, 57,849 square meters, 53,675 square meters, 277,269 square meters and 83,705 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of one of the Company’s main products, power steering gears, was approximately 8.1 million units and 7.8 million units in 2022 and 2021, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $53.7 million was spent over the last three years to purchase professional-grade equipment and extend workshops.

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

The Company’s purchases from its ten largest suppliers represented in the aggregate 24.8% of all components and raw materials it purchased for the year ended December 31, 2022, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

13 | Page

RESEARCH AND DEVELOPMENT

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission. The center has a staff of about 227, including 94 engineers, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has formed Shanghai Henglong to engage in the design and sale of automotive electronics, including key parts of EPS.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $36.1 million and $28.2 million for the years ended December 31, 2022 and 2021, respectively. In 2022 and 2021, the sales of such newly developed products accounted for about 29.5% and 23.2%, respectively, of total sales.

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM”, the output and sales volume of passenger vehicles in 2022 was 23.8 million and 23.6 million units respectively, an increase of 11.2% and 9.5%, respectively, compared to 2021. The output and sales volume of commercial vehicles in 2022 was 3.2 million and 3.3 million units, respectively, a decrease of 31.9% and 31.2%,

14 | Page

respectively, compared to 2021. In 2022, the Company’s sales of steering gears for passenger vehicles increased by 15.6% and the sales of steering gears for commercial vehicles decreased by 26.1%, compared to 2021 in China.

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

During the years ended December 31, 2022 and 2021, the Company did not make any material capital expenditures relating to environmental compliance.

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 27, “Segment Reporting” to the consolidated financial statements in this Report. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales		Long-term assets
	Year Ended December 31,		As of December 31,
	2022	2021	2022	2021
Geographic region:
China	62.6%	65.3%	98.5%	99.2%
United States	25.5	27.0	0.6	0.5
Other foreign countries	11.9	7.7	0.9	0.3
Total consolidated	100.0%	100.0%	100.0%	100.0%

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

15 | Page

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

16 | Page

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

For the year ended December 31, 2022, approximately 20.2%, 6.2%, 5.9%, 5.3% and 5.2% of the Company’s sales were to Fiat Chrysler North America, Hubei Hongrun, Great Wall Motors, BYD Auto. and Chery Automobile Co.,Ltd., the Company’s five largest customers in 2022, respectively. In total, these five customers accounted for 42.8% of total sales in 2022. For the year ended December 31, 2021, approximately 21.2%, 9.0%, 5.1%, 5.1% and 4.4% of the Company’s sales were to Fiat Chrysler North America, Great Wall Motors, Hubei Hongrun, Beiqi Foton and Ford Motor Company, the Company’s five largest customers in 2021, respectively. In total, these five customers accounted for 44.8% of total sales in 2021. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

In November 2020, Intermediate People’s Court of Shenyang, Liaoning province, China, accepted the bankruptcy reorganization application of one of our customers. As of December 31, 2022 and 2021, the Company had accounts and notes receivable with a total amount of $6.0 million and $6.6 million, respectively, due from this customer and its subsidiaries, which receivables we considered in significant doubt of collectability. The Company provided full allowance for these receivables.

17 | Page

The Company may be subject to product liability and warranty and recall claims, which may increase the costs of doing business and adversely affect the Company’s financial condition and liquidity.

The Company may be exposed to product liability and warranty claims if its products actually or allegedly fail to perform as expected or the use of its products results, or is alleged to result, in bodily injury and/or property damage. The Company started to pay some of its customers’ increased after-sales service expenses due to consumer rights protection policies of “recall” issued by the Chinese government in 2004, such as the recalling flawed vehicles policy. Beginning in 2004, automobile manufacturers unilaterally required their suppliers to pay a “3-R Guarantees” service charge for repair, replacement and refund in an amount of about 1%–5% of the total amount of parts supplied. Accordingly, the Company has experienced and will continue to experience higher after-sales service expenses. Product liability, warranty and recall costs may have a material adverse effect on the Company’s financial condition.

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

The Company’s management controls approximately 65.15% of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

As of December 31, 2022, members of the Company’s management beneficially own approximately 65.15% of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the audit committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

18 | Page

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2022, approximately 34.85% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company is subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2022, the closing price for the Company’s common stock was $5.80. If the Company’s stock is a “penny stock”, it may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1.0 million or annual incomes exceeding $0.2 million, or $0.3 million together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

19 | Page

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

20 | Page

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

21 | Page

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

22 | Page

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

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. From July 2005 to December 2022, the exchange rate between the RMB and the U.S. dollar appreciated from RMB 1.00 to $0.1205 to RMB 1.00 to $0.1436. Any significant appreciation of the RMB is likely to decrease the income of export products and the cash flow of the Company.

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

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. As of December 31, 2022, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

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

24 | Page

The PCAOB had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our auditor in the past has deprived our investors with the benefits of such inspections.

Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. The auditor is located in mainland China, a jurisdiction where the PCAOB was historically unable to conduct inspections and investigations completely before 2022. As a result, we and investors in our shares were deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China in the past has made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. On December 16, 2021, the PCAOB issued the HFCAA Determination Report, according to which our auditor is subject to the determinations that the PCAOB is unable to inspect or investigate completely. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. However, if the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong, and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we and investors in our shares would be deprived of the benefits of such PCAOB inspections again, which could cause investors and potential investors in our shares to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our shares may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of the shares, or the threat of being delisted, may materially and adversely affect the value of your investment

Pursuant to the HFCAA, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong and our auditor was subject to that determination. In April 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K for the fiscal year ended December 31, 2022.

Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. In accordance with the HFCAA, our securities would be prohibited from being traded on a national securities exchange or in the over-the-counter trading market in the United States if we are identified as a Commission-Identified Issuer for two consecutive years in the future. If our shares are prohibited from trading in the United States, there is no certainty that we will be able to list on a non-U.S. exchange or that a market for our shares will develop outside of the United States. A prohibition of being able to trade in the United States would substantially impair your ability to sell or purchase our shares when you wish to do so, and the risk and uncertainty associated with delisting would have a negative impact on the price of our shares. Also, such a prohibition would significantly affect our ability to raise capital on terms acceptable to us, or at all, which would have a material adverse impact on our business, financial condition, and prospects.

In the case that the bill becomes the law, it will reduce the time period before our shares could be delisted from the exchange and prohibited from over-the-counter trading in the U.S. from 2024 to 2023.

25 | Page

Proceedings instituted by the SEC against PRC affiliates of the “big four” accounting firms, including the Company’s independent registered public accounting firm, could result in the Company’s financial statements being determined to not be in compliance with the requirements of the Exchange Act.

Starting in 2011, the Chinese affiliates of the “big four” accounting firms, including the Company’s independent registered public accounting firm, were affected by a conflict between U.S. and Chinese law. Specifically, for certain U.S.-listed companies operating and audited in mainland China, the SEC and the PCAOB sought to obtain from the Chinese firms access to their audit work papers and related documents. However, the firms were advised and directed that under Chinese law, they could not respond directly to the U.S. regulators on those requests, and that requests by foreign regulators for access to such papers in China had to be channeled through the CSRC.

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

26 | Page

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

27 | Page

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

28 | Page

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

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which will come into effect on March 31, 2023. On the same day, the CSRC also published a series of guidelines and Q&As in connection with the implementation of the Trial Measures. The Trial Measures established (i) a list outlining the circumstances where a PRC domestic company is prohibited from offering and listing securities overseas (the “Trial Measures Negative List”) and (ii) a new filing-based regime to regulate overseas offerings and listings by PRC domestic companies. According to the Trial Measures, in connection with an overseas offering of securities (including shares, depository receipts, corporate bonds convertible into shares and other equity securities) and listing by a PRC domestic company, either in a direct or indirect manner, the issuer must file certain documents with the CSRC (the “Trial Measures Filing Obligations”). An indirect offering and listing is determined by a set of quantifiable standards. For example, any overseas offering and listing by an issuer that meets both of the following

29 | Page

standards will be deemed to be indirect: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by PRC domestic companies, and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China.

The Trial Measures provide the CSRC with the authority to warn, fine, and issue injunctions against PRC domestic companies, their controlling shareholders, and their advisors in connection with a listing or offering securities (collectively, the “Subject Entities”), as well as individuals directly responsible for these Subject Entities (the “Subject Individuals”). For failure to comply with the Trial Measures Negative List or the Trial Measures Filing Obligations, or materially false or misleading statements in the filing and reporting required by the Trial Measures, PRC domestic companies and their controlling shareholders, if the controlling shareholders induced the PRC domestic companies’ failure to comply, severally, may face warnings, injunctions to comply, and fines between RMB 1.0 million and 10.0 million. The Subject Individuals in these entities may severally, face warnings and fines between RMB 0.5 million and 5.0 million. Advisors in listings or offerings of securities that failed to dutifully advise the PRC domestic companies and their controlling shareholders in complying with the Trial Measures and caused such failures to comply can face warnings and fines between RMB 0.5 million and 5.0 million. The Subject Individuals of these advisor entities may, severally, face warnings and fines between RMB 0.2 million and 2.0 million.

Because our shares are already listed on Nasdaq, we believe will be deemed as an “Existing Issuer” pursuant to the Trial Measures and, accordingly, are not required to complete the filing procedures with the CSRC for our previous securities offerings. Nevertheless, in the event that we conduct any securities issuance or offering in the future that would be captured by the Trial Measures after they come into effect, we will have to complete the filing procedures with the CSRC within three (3) business days following the closing of such securities issuance or offering.

Therefore, in connection with our business operations and the issuance or offering of securities to foreign investors, under currently effective PRC laws, regulations, and rules and taking the Trial Measures into account, as of the date of this annual report, we, our PRC subsidiaries, (i) are not required to obtain permissions from or complete the filing procedures with the CSRC for our historical issuance or offering of securities to foreign investors which has been completed before the date of implementation of the Trial Measures, but are required to go through filing procedures with CSRC for our future issuance or offering of securities (including shares, depository receipts, corporate bonds convertible into shares and other equity securities) to foreign investors if we meet certain conditions set forth in the Trial Measures to be considered as an indirect overseas offering and listing by a PRC domestic company, (ii) are not required to go through cybersecurity review by the CAC for our issuance or offering of securities to foreign investors, and (iii) are not required to obtain any prior permission or approval from any other PRC government authorities for our issuance or offering of securities to foreign investors. If we and our subsidiaries are deemed to be a critical information infrastructure operator, or CIIO, or a network platform operator, whose network product or service purchasing or data processing activities affect or may affect national security, we would be required to go through a cybersecurity review by the CAC.

As of the date of this annual report, neither we nor any of our subsidiaries has been identified as a CIIO by any government authority, involved in any investigations or become subject to a cybersecurity review by the CAC based on the Cybersecurity Review Measures. However, there might remain some uncertainty as to how relevant rules published by the PRC government authorities will be interpreted or implemented, and our opinions summarized above are subject to any new laws, rules, and regulations or detailed implementations and interpretations in any form. We cannot assure you that relevant PRC government authorities, including the CSRC and the CAC, would reach the same conclusion and hence, we may face regulatory actions or other sanctions from them.

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

30 | Page

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

31 | Page

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our director and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

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

		Total Area	Building Area	Original Cost of
Name of Entity	Product	(sq.m.)	(sq.m.)	Equipment	Site
Henglong	Automotive Parts	97,818	20,226	$61,254	Jingzhou City, Hubei Province
		13,393	13,707	$—	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	24,734	$42,274	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	18,041	$7,449	Shenyang City, Liaoning Province
Chongqing	Power Steering Gear	57,849	22,812	$3,428	Chongqing City
Jielong (1)	Electric Power Steering	—	—	$7,971	Jingzhou City, Hubei Province
Wuhan Chuguanjie	Electric Power Steering	53,675	44,054	$5,076	Wuhan City, Hubei Province
Henglong KYB (1)	Automotive Steering Gear	—	—	$19,763	Jingzhou City, Hubei Province
Hubei Henglong	Automotive Steering Gear	277,269	78,833	$75,629	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,705	27,288	$4,497	Wuhu City, Anhui Province
Wuhu Hongrun(1)	High Polymer Materials	—	—	$1,052	Wuhu City, Anhui Province
Total		658,541	249,695	$228,393
(1)	Jielong, Henglong KYB and Wuhu Hongrun do not own land use rights or buildings by themselves. They rent buildings from Jiulong, Hubei Henglong and Wuhu, respectively.

32 | Page

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

33 | Page

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

On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021. During the year ended December 31, 2021, the Company repurchased 322,269 of the shares that were authorized to be repurchased under the program. On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing markets prices not to exceed $4.00 per share through March 30, 2023. During the year ended December 31, 2022, the Company repurchased 666,074 shares of common stock under such program.

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2022, there were 32,338,302 shares of the Company’s common stock (including 2,152,600 shares of the Company’s treasury stock) issued and the Company had approximately 54 stockholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans on December 31, 2022 are as follows:

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

ITEM 6.    RESERVED

34 | Page

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this report.

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC,” or “China.” Genesis, a company incorporated on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support. Furthermore, the Company owns the following aggregate net interests in the subsidiaries incorporated in the PRC and Brazil as of December 31, 2022 and 2021.

	Aggregate Net Interest
	December 31,	December 31,
Name of Entity	2022	2021
Henglong	100.00%	100.00%
Jiulong	100.00%	100.00%
Shenyang	70.00%	70.00%
Wuhu	100.00%	100.00%
Jielong	85.00%	85.00%
Hubei Henglong	100.00%	100.00%
Testing Center	100.00%	100.00%
Chongqing Henglong	70.00%	70.00%
Brazil Henglong	95.84%	95.84%
Wuhan Chuguanjie	85.00%	85.00%
Shanghai Henglong	100.00%	100.00%
Jingzhou Qingyan	—%	60.00%
Henglong KYB	66.60%	66.60%
Wuhan Hyoseong	51.00%	51.00%
Wuhu Hongrun	62.00%	62.00%
Changchun Hualong	100.00%	100.00%

35 | Page

RESULTS OF OPERATIONS

Selected highlights from our operations (in thousands of U.S. dollars):

	2022	2021	Change	Change%
Net product sales	$529,551	$497,993	$31,558	6.3%
Cost of products sold	446,157	425,914	20,243	4.8
Net gain on other sales	3,696	4,368	(672)	(15.4)
Selling expenses	16,910	18,278	(1,368)	(7.5)
General and administrative expenses	26,120	24,423	1,697	6.9
Research and development expenses	36,109	28,228	7,881	27.9
Other income, net	5,782	6,668	(886)	(13.3)
Interest expense	1,450	1,437	13	0.9
Financial (income)/expense, net	(10,753)	2,350	(13,103)	(557.6)
Income taxes	3,082	4,004	(922)	(23.0)
Net income	22,343	10,726	11,617	108.3
Net income/(loss) attributable to non-controlling interest	1,132	(352)	1,484	(421.6)
Net income attributable to parent company’s common shareholders	21,181	11,050	10,131	91.7%

Net Product Sales and Cost of Products Sold

For the years ended December 31, 2022 and 2021, net sales and cost of sales are summarized as follows (figures are in thousands of USD):

	Net Sales				Cost of sales
	2022	2021	Change		2022	2021	Change
Henglong	$246,594	$202,612	$43,982	21.7%	$225,682	$188,973	$36,709	19.4%
Jiulong	70,113	94,510	(24,397)	(25.8)	61,924	85,025	(23,101)	(27.2)
Shenyang	11,942	16,510	(4,568)	(27.7)	10,404	13,084	(2,680)	(20.5)
Wuhu	42,243	27,227	15,016	55.2	39,069	25,708	13,361	52.0
Hubei Henglong	126,652	128,142	(1,490)	(1.2)	109,842	105,969	3,873	3.7
Henglong KYB	121,139	80,683	40,456	50.1	106,621	75,277	31,344	41.6
Brazil Henglong	39,280	25,513	13,767	54.0	34,265	22,001	12,264	55.7
Other Entities	80,971	70,884	10,087	14.2	63,178	54,799	8,379	15.3
Total segment	738,934	646,081	92,853	14.4	650,985	570,836	80,149	14.0
Eliminations	(209,383)	(148,088)	(61,295)	41.4	(204,828)	(144,922)	(59,906)	41.3
Total	529,551	497,993	31,558	6.3%	446,157	425,914	20,243	4.8%

Net Product Sales

Net product sales were $529.6 million for the year ended December 31, 2022, as compared to $498.0 million for the year ended December 31, 2021, representing an increase of $31.6 million, or 6.3%, mainly due to the Company’s increased sales of electric power steering (“EPS”) systems and parts.

Net sales of traditional steering products were $373.3 million for the year ended December 31, 2022, which is generally consistent with $382.7 million for 2021. Net sales of EPS were $156.3 million for the year ended December 31, 2022, compared to $115.3 million for 2021, representing an increase of $41.0 million, or 35.6%. As a percentage of net sales, the sales of EPS were 29.5% for the year ended December 31, 2022, compared to 23.2% for 2021.

The increase in net product sales was mainly due to the offsetting effects of the increase in sales volume of passenger vehicles and decline in demand of commercial vehicles.

36 | Page

Further analysis is as follows:

—	Henglong mainly engages in providing passenger vehicle steering systems. Net sales for Henglong were $246.6 million for the year ended December 31, 2022, compared with $202.6 million for the year ended December 31, 2021, representing an increase of $44.0 million, or 21.7%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.
—	Jiulong mainly engages in providing commercial vehicle steering systems. Net sales for Jiulong were $70.1 million for the year ended December 31, 2022, compared with $94.5 million for the year ended December 31, 2021, representing a decrease of $24.4 million, or 25.8%. The decrease was mainly due to the decline in demand of commercial vehicles.
—	Shenyang mainly engages in providing vehicle steering systems to Shenyang Brilliance Jinbei Automobile Co., LTD., “Jinbei”, one of the major automotive manufacturers in China. Net sales for Shenyang were $11.9 million for the year ended December 31, 2022, compared with $16.5 million for the year ended December 31, 2021, representing a decrease of $4.6 million, or 27.9%. The decrease was mainly due to the decline in demand from Jinbei.
—	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net sales for Wuhu were $42.2 million for the year ended December 31, 2022, compared with $27.2 million for the year ended December 31, 2021, representing an increase of $15.0 million, or 55.1%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles from Chery.
—	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net sales for Hubei Henglong were $126.7 million for the year ended December 31, 2022, which is consistent with $128.1 million for the year ended December 31, 2021.
—	Henglong KYB mainly engages in providing passenger EPS products. Net sales for Henglong KYB were $121.1 million for the year ended December 31, 2022, compared with $80.7 million for the year ended December 31, 2021, representing an increase of $40.4 million, or 50.1%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
—	Brazil Henglong mainly provides steering systems to Fiat in Brazil. Net product sales for Brazil Henglong were $39.3 million for the year ended December 31, 2022, compared to $25.5 million for the year ended December 31, 2021, representing an increase of $13.8 million, or 54.1%. The increase was mainly due to the increase in demand of Fiat in Brazil.
—	Net product sales for other entities were $81.0 million for the year ended December 31, 2022, compared with $70.9 million for the year ended December 31, 2021, representing an increase of $10.1 million, or 14.2%. The increase was mainly due to the increases in sales volume from Wuhan Hyoseong.

Cost of Products Sold

For the year ended December 31, 2022, the cost of sales was $446.1 million, compared with $425.9 million for the year ended December 31, 2021, representing an increase of $20.2 million, or 4.7%. The increase in cost of sales was mainly due to the increase in sales volume and increase in unit cost. Further analysis is as follows:

—	Cost of sales for Henglong was $225.7 million for the year ended December 31, 2022, compared to $189.0 million for the year ended December 31, 2021, representing an increase of $36.7 million, or 19.4%. The increase was mainly due to the increase in sales volumes and the increase in unit cost.
—	Cost of sales for Jiulong was $61.9 million for the year ended December 31, 2022, compared to $85.0 million for the year ended December 31, 2021, representing a decrease of $23.1 million, or 27.2%. The decrease was mainly due to the decrease in sales volumes and the offsetting of the increase in unit cost.

37 | Page

—	Cost of sales for Shenyang was $10.4 million for the year ended December 31, 2022, compared with $13.1 million for the year ended December 31, 2021, representing a decrease of $2.7 million, or 20.6%. The decrease was mainly due to the decrease in sales volumes and the offsetting of the increase in unit cost.
—	Cost of sales for Wuhu was $39.1 million for the year ended December 31, 2022, compared to $25.7 million for the year ended December 31, 2021, representing an increase of $13.4 million, or 52.1%. The increase was mainly due to the increase in sales volumes and the increase in unit cost.
—	Cost of sales for Hubei Henglong was $109.8 million for the year ended December 31, 2022, compared with $106.0 million for the year ended December 31, 2021, representing an increase of $3.8 million, or 3.6%. The increase was mainly due to the increase in unit cost.
—	Cost of sales for Henglong KYB was $106.6 million for the year ended December 31, 2022, compared to $75.3 million for the year ended December 31, 2021, representing an increase of $31.3 million, or 41.6%. The increase was mainly due to the increase in sales volumes and the increase in unit cost.
—	Cost of products sold for Brazil Henglong was $34.3 million for the year ended December 31, 2022, compared to $22.0 million for the year ended December 31, 2021, representing an increase of $12.3 million, or 55.9%. The increase was mainly due to the increase in sales volumes.

Cost of products sold for other entities was $63.2 million for the year ended December 31, 2022, compared to $54.8 million for the year ended December 31, 2021, representing an increase of $8.4 million, or 15.3%.

Gross margin was 15.7% for the year ended December 31, 2022, compared to 14.5% for the year ended December 31, 2021, representing an increase of 1.2%. The increase was mainly due to a change in our product mix for the year ended December 31, 2022.

Net Gain on Other Sales

Gain on other sales mainly consisted of rental income, gain on disposal of property, plant and equipment and R&D revenue. For the year ended December 31, 2022, gain on other sales amounted to $3.7 million, which is stable compared to $4.4 million for the year ended December 31, 2021.

Selling Expenses

For the years ended December 31, 2022 and 2021, selling expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2022	2021	Increase/(Decrease)	Percentage
Transportation expense	$6,523	$9,870	$(3,347)	(33.9)%
Marketing and office expense	3,679	2,822	857	30.4%
Salaries and wages	3,582	3,280	302	9.2%
Warehousing and inventory handling expenses	2,495	2,146	349	16.3%
Other expense	631	160	471	294.4%
Total	$16,910	$18,278	$(1,368)	(7.5)%

Selling expenses were $16.9 million for the year ended December 31, 2022, compared to $18.3 million for the year ended December 31, 2021, representing a decrease of $1.4 million, or 7.7%, which was mainly due to a decrease in transportation expenses as a result of decreased air freight, with an offsetting impact of increased marketing and office expense caused by the increased sales in 2022.

38 | Page

General and Administrative Expenses

For the years ended December 31, 2022 and 2021, general and administrative expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2022	2021	Increase/(Decrease)	Percentage
Salaries and wages	$10,141	$9,693	$448	4.6%
Allowances for credit losses	4,456	2,738	1,718	62.7%
Office expense	3,118	3,361	(243)	(7.2)%
Labor insurance expense	2,128	2,221	(93)	(4.2)%
Depreciation and amortization expense	1,798	2,233	(435)	(19.5)%
Listing expenses (1)	1,464	1,445	19	1.3%
Property and other taxes	1,238	1,474	(236)	(16.0)%
Maintenance and repair expenses	1,183	947	236	24.9%
Other expense	594	311	283	91.0%
Total	$26,120	$24,423	$1,697	6.9%
(1)	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company.

General and administrative expenses were $26.1 million for the year ended December 31, 2022, as compared to $24.4 million for the year ended December 31, 2021, representing an increase of $1.7 million, or 7.0%, which was mainly due to the increase of provision of allowance for doubtful accounts.

Research and Development Expenses

Research and development expenses, “R&D” expenses, were $36.1 million for the year ended December 31, 2022 as compared to $28.2 million for the year ended December 31, 2021, representing an increase of $7.9 million, or 28.0%, which was mainly due to the increase of expenditures on R&D activities for new projects.

Other Income, Net

Other income, net was $5.8 million for the year ended December 31, 2022, as compared to $6.7 million for the year ended December 31, 2021, representing a decrease of $0.9 million, which was primarily due to the provision for impairment of prepayment for the investment in Hefei Senye (See Note 10), with an offsetting impact of an increase in the amount of government subsidies from $4.9 million in 2021 to $6.3 million in 2022.

Interest Expense

Interest expense was $1.5 million for the year ended December 31, 2022, which remains stable compared with $1.4 million for the year ended December 31, 2021.

Financial Income/(Expense), net

Financial income, net was $10.8 million for the year ended December 31, 2022, as compared to financial expense, net of $2.4 million for the year ended December 31, 2021, representing an increase in financial income of $13.2 million, which was primarily due to an increase in the foreign exchange gains due to the sharp fluctuations of the US dollar against the RMB and the Brazilian Real.

Income Taxes

Income tax expense was $3.1 million for the year ended December 31, 2022, as compared to $4.0 million for the year ended December 31, 2021, representing a decrease of $0.9 million, or 22.5%, which was mainly due to the less valuation allowance in the year ended December 31, 2022 and offsetting by the increase in income before income tax expenses.

39 | Page

Net Income/(loss) Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $1.1 million for the year ended December 31, 2022, compared to net loss attributable to non-controlling interests of $0.4 million for the year ended December 31, 2021, representing an increase in net income attributable to non-controlling interests of $1.5 million.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $21.2 million for the year ended December 31, 2022, compared to $11.1 million for the year ended December 31, 2021, representing an increase in net income attributable to parent company’s common shareholders of $10.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of December 31, 2022, the Company had cash and cash equivalents and short-term investments of $134.1 million, compared with $133.5 million as of December 31, 2021, representing an increase of $0.6 million.

The Company had working capital (total current assets less total current liabilities) of $156.5 million as of December 31, 2022, compared with $149.6 million as of December 31, 2021, representing an increase of $6.9 million, or 4.6%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one-time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The pandemic of COVID-19 has had certain impacts on our cash flow for the year of 2022 with potential continuing impacts on subsequent periods. However, based on our liquidity assessment, we believe that our current cash position, cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least 12 months subsequent to the filing of this annual report.

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

The Company had short-term loans of $45.7 million, long-term loans of $0.5 million (See Note 11) and bankers’ acceptance notes payable of $91.7 million as of December 31, 2022.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker’s acceptances is expected to be reduced by approximately $17.0 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker’s acceptances in the future, it may be required by the banks to provide additional mortgages of $17.0 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain lines of credit with a reduction of $10.9 million, which is 64.0%, the mortgage ratio, of $17.0 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

40 | Page

Bank Facilities

As of December 31, 2022, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD).

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available (3)	Used (4)	Value (5)
1. Comprehensive credit facilities	China CITIC Bank (2)	Aug-2024	69,638	47,411	27,447

2. Comprehensive credit facilities	Shanghai Pudong Development Bank (1) (2)	Jan-2023	18,666	12,743	16,729

3. Comprehensive credit facilities	Hubei Bank(2)	Mar-2024	24,409	774	74,377

4. Comprehensive credit facilities	Chongqing Bank	Mar-2025	1,005	571	1,833

5. Comprehensive credit facilities	China Constitution Bank	Sep-2025	2,872	2,297	6,516

6. Comprehensive credit facilities	China Merchants Bank(1)	Jun-2024	14,358	5,529	—

7. Comprehensive credit facilities	Bank of China (1)	Aug-2023	13,066	5,743	—

8. Comprehensive credit facilities	China Everbright Bank	Dec-2025	4,307	—	9,020
Total			$148,321	$75,068	$135,922
(1)	The facility has expired. The Company is currently in the process of negotiating with the bank to renew the credit facility.
(2)	The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong in addition to the above pledged assets. The comprehensive credit facilities with Hubei Bank are guaranteed by Chen Hanlin in addition to the above pledged assets. The comprehensive credit facilities with Merchants Bank are guaranteed by Hubei Henglong, Chen Hanlin and certain account receivables in addition to the above pledged assets. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong in addition to the above pledged assets.
(3)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(4)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $35.5 million and notes payable of $39.6 million as of December 31, 2022.
(5)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of December 31, 2022, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $135.9 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term loans and borrowed new loans during 2022 at annual interest rates ranging from 1.60% to 3.90%, and the Company’s loan terms range from 3 months to 35 months. The large spread in interest rates was due to the different lenders. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1.	Land use rights and buildings with an assessed value of approximately $27.4 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

41 | Page

2.	Land use rights and buildings with an assessed value of approximately $16.7 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.
3.	Equipment with an assessed value of approximately $74.4 million as security for its revolving comprehensive credit facility with Hubei Bank.
4.	Buildings with an assessed value of approximately $1.8 million as security for its comprehensive credit facility with Chongqing Bank
5.	Land use rights and buildings with an assessed value of approximately $6.5 million as security for its revolving comprehensive credit facility with China Constitution Bank.
6.	Land use rights and buildings with an assessed value of approximately $9.0 million as security for its revolving comprehensive credit facility with China Everbright Bank.

42 | Page

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

	(in thousands of USD)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years
Loans including interest payable	$46,695	$46,121	$574	$—	$—
Notes payable (1)	91,693	91,693	—	—	—
Taxes payable and withholding tax liabilities due to U.S. Tax Reform (See Note 22)	21,075	5,270	15,805	—	—
Obligation for investment contract (2)	6,350	6,350	—	—	—
Other contractual purchase commitments, including service agreements	28,612	23,962	4,650	—	—
Total	$194,425	$173,396	$21,029	$—	$—
(1)	Notes payable do not bear interest.
(2)	In June 2021, Hubei Henglong entered into a share purchase agreement with Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”, a related party controlled by the Company’s controlling shareholder, Mr. Chen Hanlin. In accordance with the agreement, CAAS would purchase 200 shares, representing 40% of Sentient AB’s share capital, from Jingzhou WiseDawn for total consideration of RMB 155.2 million, equivalent to approximately $24.5 million. The transaction was completed in March 2022. Pursuant to the share purchase agreement, the Company has the right to appoint two directors to the board of directors, so it can exercise significant influence over Sentient AB. Therefore, the investment is accounted for using the equity method. As of December 31, 2022, the Company has paid RMB 141.0 million, equivalent to approximately $21.6 million, with the remaining consideration of RMB 14.2 million, equivalent to approximately $2.0 million, to be paid in 2023.

In January 2022, Hubei Henglong entered into an agreement with other parties and committed to purchase 27.78% of the shares of Suzhou Qingshan for total consideration of RMB 60.0 million, equivalent to approximately $9.5 million at the prevailing rate. As of December 31, 2022, Hubei Henglong has paid RMB 30.0 million, equivalent to approximately $4.7 million. According to the agreement, the remaining consideration of RMB 30.0 million, equivalent to approximately $4.3 million, will be paid in 2023.

43 | Page

Short-term Loans and Long-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2022 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
Bank of China	Working Capital	October 28, 2022	12	2,872	3.80%	Pay monthly	October 28, 2023

Bank of China	Working Capital	September 28, 2022	12	2,872	3.00%	Pay monthly	September 27, 2023

China CITIC Bank(1)	Working Capital	April 27, 2022	9	1,436	3.90%	Pay monthly	January 27, 2023

China CITIC Bank(1)	Working Capital	May 20, 2022	8	1,436	3.90%	Pay quarterly	January 20, 2023

China CITIC Bank	Working Capital	September 26, 2022	12	718	3.65%	Pay monthly	September 25, 2023

China CITIC Bank	Working Capital	September 26, 2022	12	718	3.65%	Pay monthly	September 25, 2023

China Constitution Bank	Working Capital	September 28, 2022	12	1,436	3.50%	Pay monthly	September 26, 2023

Chongqing Bank	Working Capital	April 14, 2022	12	14	3.85%	Pay semiannually	April 14, 2023

Chongqing Bank	Working Capital	April 14, 2022	18	14	3.85%	Pay semiannually	October 14, 2023

Chongqing Bank	Working Capital	April 14, 2022	35	39	3.85%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	April 27, 2022	35	120	3.85%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	May 12, 2022	34	75	3.85%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	May 24, 2022	34	55	3.85%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	June 16, 2022	33	43	3.85%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	June 29, 2022	33	116	3.85%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	July 28, 2022	33	80	3.85%	Pay semiannually	April 13, 2025

China CITIC Bank	Working Capital	June 16, 2022	12	6,872	2.30%	Pay in arrear	June 15, 2023

China CITIC Bank(1)	Working Capital	March 21, 2022	12	1,392	3.00%	Pay in arrear	March 21, 2023

China CITIC Bank(1)	Working Capital	March 23, 2022	12	4,455	3.00%	Pay in arrear	March 23, 2023

China CITIC Bank	Working Capital	June 16, 2022	12	4,909	2.30%	Pay in arrear	June 15, 2023

Hankou Bank(1)	Working Capital	March 18, 2022	12	2,817	1.90%	Pay in arrear	March 13, 2023

China CITIC Bank(1)	Working Capital	March 21, 2022	12	5,151	3.00%	Pay in arrear	March 21, 2023

China CITIC Bank(1)	Working Capital	September 5, 2022	6	504	1.70%	Pay in arrear	February 28, 2023

China CITIC Bank(1)	Working Capital	September 21, 2022	5	$285	1.70%	Pay in arrear	February 20, 2023

China CITIC Bank(1)	Working Capital	September 21, 2022	4	143	1.70%	Pay in arrear	January 18, 2023

China CITIC Bank(1)	Working Capital	September 21, 2022	4	143	1.70%	Pay in arrear	January 18, 2023

China CITIC Bank(1)	Working Capital	September 21, 2022	5	338	1.70%	Pay in arrear	February 9, 2023

China CITIC Bank(1)	Working Capital	September 21, 2022	5	285	1.70%	Pay in arrear	February 13, 2023

China CITIC Bank(1)	Working Capital	September 21, 2022	5	285	1.70%	Pay in arrear	March 2, 2023

44 | Page

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
China CITIC Bank	Working Capital	October 20, 2022	6	71	1.65%	Pay in arrear	April 8, 2023

China CITIC Bank	Working Capital	October 20, 2022	6	427	1.65%	Pay in arrear	April 11, 2023

China CITIC Bank	Working Capital	October 20, 2022	6	142	1.65%	Pay in arrear	April 8, 2023

China CITIC Bank	Working Capital	October 20, 2022	6	214	1.65%	Pay in arrear	April 8, 2023

China CITIC Bank(1)	Working Capital	October 20, 2022	3	286	1.65%	Pay in arrear	January 7, 2023

China CITIC Bank(1)	Working Capital	October 20, 2022	4	372	1.65%	Pay in arrear	February 25, 2023

China CITIC Bank	Working Capital	October 20, 2022	6	712	1.65%	Pay in arrear	April 8, 2023

China CITIC Bank	Working Capital	October 20, 2022	6	285	1.65%	Pay in arrear	April 8, 2023

China CITIC Bank(1)	Working Capital	November 21, 2022	5	143	1.65%	Pay in arrear	March 23, 2023

China CITIC Bank	Working Capital	November 21, 2022	5	71	1.65%	Pay in arrear	April 8, 2023

China CITIC Bank	Working Capital	November 21, 2022	5	27	1.65%	Pay in arrear	April 8, 2023

China CITIC Bank	Working Capital	November 21, 2022	5	45	1.65%	Pay in arrear	April 8, 2023

China CITIC Bank	Working Capital	November 21, 2022	5	143	1.65%	Pay in arrear	April 8, 2023

China CITIC Bank	Working Capital	November 21, 2022	5	143	1.65%	Pay in arrear	April 8, 2023

China CITIC Bank	Working Capital	November 21, 2022	5	63	1.65%	Pay in arrear	April 28, 2023

China CITIC Bank	Working Capital	November 21, 2022	5	143	1.65%	Pay in arrear	April 28, 2023

China CITIC Bank	Working Capital	November 21, 2022	5	100	1.65%	Pay in arrear	April 28, 2023

China CITIC Bank	Working Capital	November 21, 2022	5	285	1.65%	Pay in arrear	April 28, 2023

China CITIC Bank	Working Capital	November 21, 2022	5	285	1.65%	Pay in arrear	April 28, 2023

China CITIC Bank	Working Capital	November 21, 2022	5	143	1.65%	Pay in arrear	April 28, 2023

China CITIC Bank	Working Capital	November 21, 2022	5	143	1.65%	Pay in arrear	April 28, 2023

China CITIC Bank	Working Capital	November 21, 2022	6	427	1.65%	Pay in arrear	May 16, 2023

China CITIC Bank	Working Capital	December 19, 2022	5	285	1.60%	Pay in arrear	May 29, 2023

China CITIC Bank	Working Capital	December 19, 2022	5	285	1.60%	Pay in arrear	May 29, 2023

China CITIC Bank	Working Capital	December 19, 2022	5	285	1.60%	Pay in arrear	May 29, 2023

China CITIC Bank	Working Capital	December 19, 2022	5	285	1.60%	Pay in arrear	May 29, 2023

China CITIC Bank	Working Capital	December 19, 2022	5	50	1.60%	Pay in arrear	May 30, 2023

Bank of China(1)	Working Capital	July 28, 2022	6	287	1.25%	Pay in arrear	January 12, 2023

Bank of China(1)	Working Capital	July 28, 2022	6	142	1.25%	Pay in arrear	January 18, 2023

Bank of China(1)	Working Capital	July 28, 2022	6	287	1.25%	Pay in arrear	January 7, 2023
Total				46,199
(1)	These bank loans were repaid during the period from January to March 2023 when they became due.

45 | Page

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company had complied with such financial covenants as of December 31, 2022.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2022 (figures are in thousands of USD):

			Amount Payable on
Purpose	Term (Month)	Due Date	Due Date
Working Capital (1)	6	Jan-2023	14,454
Working Capital (1)	6	Feb-2023	10,732
Working Capital (1)	6	Mar-2023	14,083
Working Capital	6	Apr-2023	22,587
Working Capital	6	May-2023	16,731
Working Capital	6	Jun-2023	13,106
Total			$91,693
(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of December 31, 2022, and management believes it will continue to comply with them.

Cash flows

(a)Operating Activities

Net cash provided by operating activities for the year ended December 31, 2022 was $48.0 million, compared to net cash provided by operating activities of $28.3 million for the year ended December 31, 2021, representing an increase in net cash inflows by $19.8 million, which was mainly due to the offsetting impact of (1) the increase in net income excluding non-cash items by $16.0 million, (2) the decrease in the cash outflows from movements of inventory by $20.3 million, (3) the decrease in the cash inflows from movements of accounts and notes receivable by $63.5 million, (4) the decrease in the cash outflows from movements of accounts and notes payable by $30.1 million, and (5) a combination of other factors contributing an increase of cash inflows by $16.9 million, including the decrease in the cash outflows from movements of taxes payable by $7.4 million.

(b)Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $32.7 million, as compared to net cash provided by investing activities of $3.0 million in 2021, representing an increase in cash outflows by $35.7 million, which was mainly due to the net effect of (1) an increase in purchase of short-term investments and long-term time deposits of $16.8 million, (2) a decrease in cash received from long-term investments $16.6 million , (3) a combination of other factors contributing to a decrease of cash inflows by $2.3 million, including an increase in the payment to acquire property, plant and equipment by $11.0 million, and a decrease in cash prepaid for investment under equity method by $13.5 million.

(c)Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $1.6 million, compared net cash used in financing activities of $3.1 million for 2021, representing a decrease in outflows by $1.5 million, which was mainly due to the net effect of (1) a

46 | Page

decrease in repayment of the borrowing under sale and leaseback transaction by $3.3 million, and (2) an increase in repurchase of common share by $2.4 million, (3) a combination of other factors contributed an increase of cash inflows by $0.6 million.

OFF-BALANCE SHEET ARRANGEMENTS

On December 31, 2022 and 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2022, the Company mainly supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During December 2021 to December 2022, the exchange rate between RMB and U.S. dollar appreciated from RMB1.00 to $0.1568 to RMB1.00 to $0.1436. The depreciation of the RMB may continue. Significant depreciation of the RMB is likely to decrease the Company’s income generated from China.

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

47 | Page

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

			The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	• OEM sourcing • OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments

The Company is required, from time-to-time, to review the recoverability of certain of its assets based on projections of anticipated future cash flows, including future profitability assessments of various product lines.

			The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	• Future production estimates • Customer preferences and decisions

Accounts receivable	Allowance for doubtful accounts	The Company is required, from time to time, to review the credit of customers and make timely provision of allowance for doubtful accounts.	The Company estimates the collectability of the receivables based on the future cash flows using historical experiences.	• Customer credit

Inventory	Provision for inventory impairment

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

The value of the RMB fluctuates and is affected by, among other things, changes in China’s political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2022 and 2021, the exchange rates of RMB against U.S. dollar were RMB 1.00 to $0.1436 and RMB 1.00 to $0.1568, respectively. Any significant future depreciation of the RMB is likely to decrease the Company’s profits generated from overseas.

48 | Page

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

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company’s credit risk is also mitigated because its customers are all selected enterprises supported by the local government. One customer, Fiat Chrysler North America, accounted for more than 10% (20.2%) of the Company’s consolidated revenues in 2022. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

INTEREST RATE RISK

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of December 31, 2022, the Company had nil of outstanding indebtedness, which is subject to interest rate fluctuations.

The Company’s level of outstanding indebtedness fluctuates from time to time and may result in additional payable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)	The financial statements required by this item begin on page 61.
(b)	Selected quarterly financial data for the past two years are summarized in the following table (figures are in thousands of USD, except those for items headed “Basic” and “Diluted”):

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2022	2021	2022	2021	2022	2021	2022	2021
Net sales	$136,396	$130,341	$127,161	$120,604	$137,207	$108,231	$128,787	$138,817
Gross profit	14,734	19,748	22,711	15,829	20,918	16,792	25,031	19,710
Income/(loss) from operations	(1,538)	4,160	7,200	119	4,887	591	(2,598)	648
Net income/(loss)	149	3,231	9,935	2,928	8,007	(268)	4,252	4,835
Net income/(loss) attributable to non-controlling interest	200	18	500	(279)	529	42	(97)	(133)
Net income/(loss) attributable to parent company’s common shareholders	(59)	3,206	9,428	3,200	7,470	(317)	4,342	4,961
Net income/(loss) attributable to parent company’s common shareholders per share-
Basic	$—	$0.10	$0.31	$0.10	$0.24	$(0.01)	$0.14	$0.16
Diluted	$—	$0.10	$0.31	$0.10	$0.24	$(0.01)	$0.14	$0.16

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

49 | Page

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

In making its assessment of internal control over financial reporting, management, under the supervision and with the participation of the chief executive officer and chief financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework (2013).”

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2022 and determined that internal control over financial reporting was effective as of December 31, 2022.

This report does not include an auditors’ report on the effectiveness of internal control over financial reporting due to SEC rules that exempt smaller reporting companies such as CAAS from providing such a report.

50 | Page

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

We were identified by the SEC pursuant to Section 104(i)(2)(A) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)(2)(A)) as having retained, for the preparation of the audit report on its financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, a registered public accounting firm that has a branch or office that is located in a foreign jurisdiction and that the PCAOB had then determined it was unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, which determination was vacated by the PCAOB on December 15, 2022. We hereby confirm that we are not owned or controlled by any governmental entity in such foreign jurisdiction. We are not a party to any material contracts with such a foreign governmental party, and there is no such foreign government representative on the Company’s board of directors.

Furthermore, in August 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. PCAOB staff members conducted on-site inspections and investigations from September to November 2022, and in December 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and confirmed that until such time as the PCAOB issues any new determination, there are no Commission-Identified Issuers at risk of having their securities subject to a trading prohibition under the HFCAA.

For further information, see Item 1. Business and Item 1A. Risk Factors— Risks Related To Doing Business In China And Other Countries Besides The United States.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2022. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

51 | Page

Name	Age	Position(s)

Hanlin Chen	65	Chairman of the Board

Tong Kooi Teo	66	Director

Guangxun Xu	72	Director

Heng Henry Lu	57	Director

Qizhou Wu	58	Chief Executive Officer and Director

Jie Li	53	Chief Financial Officer

Andy Tse	52	Senior Vice President

Haimian Cai	59	Vice President

Henry Chen	32	Vice President

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

52 | Page

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

Andy Tse has served as a senior vice president of the Company since March 2003. He has also served as chairman of the board of Shenyang. He was the vice GM of Jiulong from 1993 to 1997 and the vice GM of Henglong. Mr. Tse has over 10 years of experience in automotive parts sales and strategic development. Mr. Tse has an MBA from the China People University. He is brother in-law to Mr. Hanlin Chen.

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

Henry Chen has served as a vice president of the Company since August 2022. Prior to that position he served in Hubei Henglong Automotive System Co., Ltd. as the executive vice president from February 2022 to August 2022, the assistant to president from January 2021 to January 2022 and the European regional business director from July 2017 to January 2021. Mr. Chen was the investment manager of Suzhou Qingyan Captial from June 2016 to June 2017. Mr. Chen holds a B.S. Degree in History and Political Science and a M.S. in Global History from University of Warwick. He is the son of Mr. Hanlin Chen.

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

53 | Page

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

Mr. Hanlin Chen and Mr. Henry Chen are father and son.

Code of Ethics and Conduct

The Board of Directors has adopted a Code of Ethics and Conduct which is applicable to all officers, directors and employees. The Code of Ethics and Conduct was filed as an exhibit to the Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 25, 2010.

54 | Page

ITEM 11.    EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2022, the Compensation Committee consisted of Mr. Tong Kooi Teo, Mr. Guangxun Xu and Mr. Heng Henry Lu. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

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

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: RMB 2.2 million (equivalent to approximately $0.32 million) for the Chairman, RMB 1.4 million (equivalent to approximately $0.21 million) for the CEO and RMB 0.9 million (equivalent to approximately $0.13 million) individually for each other officer in 2022.

Performance Bonus

a.	Grantees: Mr. Hanlin Chen, Mr. Qizhou Wu, Mr. Andy Tse, Mr. Henry Chen and Mr. Jie Li.
b.	Conditions: based on the Company’s consolidated financial statements, (i) the year over year growth rate of sales for 2022 must be 5% or higher; or (ii) the year over year growth rate of sales for 2022 must be 10% or higher.
c.	Bonus: If condition (i) is satisfied, 25% of each officer’s annual salary in 2022. If condition (ii) is satisfied, 50% of each officer’s annual salary in 2022.

The Company accrued 25% of the annual salary as performance bonus for each Named Executive Officer in 2022 as the Company reached the above condition (i).

55 | Page

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

There were no stock options granted to management in 2022.

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

Compensation Tables

Executive Officers

The compensation that Named Executive Officers received for their services for fiscal years 2022 and 2021 were as follows (figures are in thousands of USD):

Name and principal position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Total
Hanlin Chen (Chairman)	2022	$321	$80	$—	$401
	2021	$330	$165	$—	$495

Qizhou Wu (CEO)	2022	$214	$53	$—	$267
	2021	$220	$110	$—	$330

Jie Li (CFO)	2022	$128	$32	$—	$160
	2021	$132	$66	$—	$198

Haimian Cai (Vice President)	2022	$383	$—	$—	$383
	2021	$356	$—	$—	$356
(1)	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.
(2)	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details.
(3)	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

56 | Page

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2022. The compensation that directors received for serving on the Board of Directors for fiscal year 2022 was as follows (figures are in thousands of USD):

Name	Fees earned or paid in cash	Option awards (1)	Total
Tong Kooi Teo	$32	$—	$32
Guangxun Xu	$59	$—	$59
Heng Henry Lu	$32	$—	$32
(1)	The company did not grant option awards to directors in 2022.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 30,185,702 shares of common stock outstanding at December 31, 2022 (exclusive of 2,152,600 shares of treasury stock).

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	17,849,014	59.13%
Qizhou Wu, CEO and Director	1,325,136	4.39%
Guangxun Xu, Director	—	—%
Tong Kooi Teo, Director	—	—%
Heng Henry Lu, Director	—	—%
Haimian Cai, VP	—	—%
Jie Li, CFO (2)	91,031	0.30%
Tse Andy, Sr. VP	400,204	1.33%
Henry Chen, VP	—	—%
All Directors and Executive Officers (9 persons)	19,665,385	65.15%
(1)	Includes (i) 13,322,547 shares of common stock beneficially owned by Mr. Hanlin Chen; (ii) 1,502,925 shares of common stock beneficially owned by Ms. Liping Xie, Mr. Hanlin Chen’s wife; and (iii) 3,023,542 shares of common stock beneficially owned by Wiselink, a company controlled by Mr. Hanlin Chen.
(2)	Includes 50,000 shares held as nominee for Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. On October 13, 2014, the Company issued 4,078,000 of its common shares in a private placement to nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. for the acquisition of the 19.0% and 20.0% equity interest in Jiulong and Henglong held by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., respectively. All of the nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. are unrelated parties except for Mr. Jie Li (CFO).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the information required by Item 13 please refer to Note 2 (Basis of Presentation and Significant Accounting Policies–Certain Relationships and Related Transactions) and Note 25 (Related Party Transactions) to the consolidated financial statements in this Report.

57 | Page

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers Zhong Tian LLP for the audit of the Company’s annual financial statements and other services provided in the fiscal years 2022 and 2021. The Audit Committee has approved the following fees (figures are in thousands of USD):

	Fiscal Year Ended
	2022	2021
Audit Fees	$731	$768

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2022 and 2021, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.	Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers Zhong Tian LLP
2.	Consolidated Balance Sheets as of December 31, 2022 and 2021
3.	Consolidated Statements of Income or Loss for the years ended December 31, 2022 and 2021
4.	Consolidated Statements of Comprehensive Income or Loss for the years ended December 31, 2022 and 2021
5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021
6.	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
7.	Notes to Consolidated Financial Statements

58 | Page

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

101*

The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 30, 2023, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income or Loss;
(iii)	Consolidated Statements of Comprehensive Income or Loss;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related notes.
*	Filed herewith.

59 | Page

ITEM 16.    FORM 10-K SUMMARY

Not Applicable.

60 | Page

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 30, 2023		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

61 | Page

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

Dated: March 30, 2023		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 30, 2023		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 30, 2023		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 30, 2023		/s/ Tong Kooi Teo
	Name:	Tong Kooi Teo
	Title:	Director

Dated: March 30, 2023		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: March 30, 2023		/s/ Heng Henry Lu
	Name:	Heng Henry Lu
	Title:	Director

62 | Page

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of China Automotive Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc.

and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income or loss, of comprehensive income or loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of the recoverability of deferred tax assets

As described in Notes 2 and 9 to the consolidated financial statements, as of December 31, 2022, the Company’s deferred tax assets were $7.7 million. Deferred tax assets and liabilities are recognized for the future tax consequences, which is attributable to operating loss and tax credit carryforwards and for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, by applying enacted statutory rates applicable to future years. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized. The valuation allowance is based on management’s estimates of future taxable profits and application of relevant income tax law.

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

63 | Page

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

/s/PricewaterhouseCoopers Zhong Tian LLP

Shanghai, the People’s Republic of China

March 30, 2023

We have served as the Company's auditor since 2010.

64 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of USD, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$121,216	$131,695
Pledged cash	37,735	27,804
Short-term investments	12,861	1,756
Accounts and notes receivable, net - unrelated parties (Allowance for credit losses of $14,359 and $11,961, respectively)	214,308	195,729
Accounts and notes receivable, net - related parties (Allowance for credit losses of $1,763 and $898, respectively)	10,016	14,607
Advance payments and others, net - unrelated parties (Allowance for credit losses of $115 and $55, respectively)	10,907	12,696
Advance payments and others - related parties	1,439	600
Inventories	112,236	116,493
Total current assets	520,718	501,380
Non-current assets:
Property, plant and equipment, net	106,606	127,721
Land use rights, net	9,555	10,732
Intangible assets, net	1,273	1,812
Operating lease assets	477	138
Long-term time deposits	—	8,135
Other receivables, net (Allowance for credit losses of nil and $50, respectively)	46	358
Advance payment for property, plant and equipment - unrelated parties	6,331	2,284
Advance payment for property, plant and equipment - related parties	1,884	810
Long-term investments	59,810	36,966
Deferred tax assets	7,652	10,114
Other non-current assets	—	16,312
Total assets	$714,352	$716,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	$45,671	$47,592
Accounts and notes payable - unrelated parties	218,412	214,590
Accounts and notes payable - related parties	16,695	13,464
Customer deposits	5,654	2,400
Accrued payroll and related costs	11,628	10,984
Accrued expenses and other payables	48,311	50,332
Taxes payable	17,598	12,326
Operating lease liabilities - current portion	226	128
Total current liabilities	364,195	351,816
Long-term liabilities:
Advances payable	2,144	2,028
Operating lease liabilities - non-current portion	255	22
Long-term loans	528	—
Deferred tax liabilities	4,010	4,380
Long-term taxes payable	15,805	21,075

Total liabilities	386,937	379,321
Commitments and Contingencies (Note 26)
Mezzanine equity:
Redeemable non-controlling interests	582	553
Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued – 32,338,302 and 32,338,302 shares at December 31, 2022 and 2021, respectively	3	3
Additional paid-in capital	63,731	63,731
Retained earnings-
Appropriated	11,851	11,481
Unappropriated	247,174	226,363
Accumulated other comprehensive income	(3,413)	24,717
Treasury stock – 2,152,600 and 1,486,526 shares at December 31, 2022 and 2021, respectively	(7,695)	(5,261)
Total parent company stockholders’ equity	311,651	321,034
Non-controlling interests	15,182	15,854
Total stockholders’ equity	326,833	336,888
Total liabilities, mezzanine equity and stockholders’ equity	714,352	$716,762

The accompanying notes are an integral part of these consolidated financial statements.

65 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Income or Loss

(In thousands of USD, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Net product sales ($44,282 and $65,131 sold to related parties for the years ended December 31, 2022 and 2021)	$529,551	$497,993
Cost of products sold ($28,810 and $31,580 purchased from related parties for the years ended December 31, 2022 and 2021)	446,157	425,914
Gross profit	83,394	72,079
Net gain on other sales	3,696	4,368
Operating expenses:
Selling expenses	16,910	18,278
General and administrative expenses	26,120	24,423
Research and development expenses	36,109	28,228
Total operating expenses	79,139	70,929
Operating income	7,951	5,518
Other income, net	5,782	6,668
Interest expense	(1,450)	(1,437)
Financial income/(expense), net	10,753	(2,350)
Income before income tax expenses and equity in earnings of affiliated companies	23,036	8,399
Less: Income taxes	3,082	4,004
Add: Equity in earnings of affiliated companies	2,389	6,331
Net income	22,343	10,726
Net income/(loss) attributable to non-controlling interest	1,132	(352)
Accretion to redemption value of redeemable non-controlling interests	(30)	(28)
Net income attributable to parent company’s common shareholders	21,181	11,050

Net income attributable to parent company’s common shareholders per share -
Basic	$0.69	$0.36

Diluted	$0.69	$0.36

Weighted average number of common shares outstanding -
Basic	30,639,102	30,851,776
Diluted	30,641,274	30,855,431

The accompanying notes are an integral part of these consolidated financial statements.

66 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income or Loss

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2022	2021
Net income	22,343	10,726
Other comprehensive income:
Foreign currency translation (loss)/gain	(29,934)	7,784
Comprehensive (loss)/income	(7,591)	18,510
Comprehensive (loss)/income attributable to non-controlling interest	(672)	128
Accretion to redemption value of redeemable non-controlling interest	(30)	(28)
Comprehensive (loss)/income attributable to parent company	$(6,949)	$18,354

The accompanying notes are an integral part of these consolidated financial statements.

67 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands of USD, except share and per share amounts)

	2022	2021
Common Stock
Balance at January 1, 2022 and 2021 - 32,338,302 and 32,338,302 shares, respectively	$3	$3
Balance at December 31, 2022 and 2021 - 32,338,302 and 32,338,302 shares, respectively	$3	$3

Additional Paid-in Capital
Balance at January 1	$63,731	$64,273
Share-based compensation	—	88
Acquisition of the non-controlling interest in Wuhu	—	(630)
Balance at December 31	$63,731	$63,731

Retained Earnings - Appropriated
Balance at January 1	$11,481	$11,303
Appropriation of retained earnings	370	178
Balance at December 31	$11,851	$11,481

Unappropriated
Balance at January 1	$226,363	$215,491
Net income attributable to parent company	21,211	11,078
Accretion of redeemable non-controlling interests	(30)	(28)
Appropriation of retained earnings	(370)	(178)
Balance at December 31	$247,174	$226,363

Accumulated Other Comprehensive (Loss)/Income
Balance at January 1	$24,717	$17,413
Net foreign currency translation adjustment attributable to parent company	(28,130)	7,304
Balance at December 31	$(3,413)	$24,717

Treasury Stock
Balance at January 1, 2022 and 2021 – 1,486,526 and 1,486,526 shares, respectively	$(5,261)	$(5,261)
Repurchase of common stock in 2022 and 2021 – 666,074 and nil shares, respectively	(2,434)	—
Balance at December 31, 2022 and 2021 – 2,152,600 and 1,486,526 shares, respectively	$(7,695)	$(5,261)

Total parent company stockholders’ equity	$311,651	$321,034

Non-controlling Interest
Balance at January 1	$15,854	$16,170
Net foreign currency translation adjustment attributable to non-controlling interest	(1,804)	480
Net income/(loss) attributable to non-controlling interest	1,132	(352)
Acquisition of the non-controlling interest in Wuhu	—	(444)
Balance at December 31	$15,182	$15,854

Total stockholders’ equity	$326,833	$336,888

The accompanying notes are an integral part of these consolidated financial statements.

68 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$22,343	$10,726
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	—	88
Depreciation and amortization	25,173	27,113
Deferred income taxes	1,243	4,020
Allowance for credit losses	4,404	2,738
Impairment loss on prepayment for investment in Hefei Senye(See Note 10)	2,676	—
Equity in earnings of affiliates	(2,389)	(6,331)
Government subsidy reclassified from advances payable	—	(1,253)
Loss on disposal of fixed assets	58	389
(Increase)/decrease in:
Accounts and notes receivable	(36,935)	26,560
Advance payments and others	(41)	1,439
Inventories	(5,368)	(25,684)
Increase/(decrease) in:
Accounts and notes payable	27,271	(2,801)
Customer deposits	3,580	870
Accrued payroll and related costs	1,628	(2,721)
Accrued expenses and other payables	1,158	(4,081)
Taxes payable	2,925	(4,501)
Advances payable	297	1,700
Net cash provided by operating activities	48,023	28,271

Cash flows from investing activities:
Purchase of short-term investments and long-term time deposits	(80,244)	(63,478)
Proceeds from maturities of short-term investments	75,144	69,351
Decrease/(increase) in demand loans and employee housing loans included in other receivables	292	(171)
Loan to a related party	(146)	—
Repayment of loan from a related party	—	154
Cash received from property, plant and equipment sales	1,514	150
Cash paid to acquire property, plant and equipment (including $ 3,445 and $1,965 paid to related parties for the years ended December 31, 2022 and 2021, respectively)	(20,296)	(9,260)
Cash paid to acquire intangible assets	(188)	(642)
Cash received from long-term investment	3,986	20,621
Investment under equity method	(12,802)	(308)
Cash prepaid for investment under equity method	—	(13,454)
Net cash provided by/(used in) investing activities	(32,740)	2,963

Cash flows from financing activities:
Proceeds from bank loans	51,898	53,209
Repayment of bank loans and government loans	(49,917)	(50,803)
Repurchase of common shares	(2,434)	—
Repayments of the borrowing under sale and leaseback transaction	(1,130)	(4,450)
Acquisition of non-controlling interest	—	(1,075)
Net cash used in financing activities	(1,583)	(3,119)

Cash and cash equivalents affected by foreign currency	(14,248)	3,323
Net increase in cash and cash equivalents	(548)	31,438
Cash, cash equivalents and pledged cash at beginning of year	159,499	128,061
Cash, cash equivalents and pledged cash at end of year	$158,951	$159,499

The accompanying notes are an integral part of these consolidated financial statements.

69 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31,
	2022	2021
Cash paid for interest	$1,492	$1,843
Cash paid for income taxes	$4,044	$3,398

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Year Ended December 31,
	2022	2021
Property, plant and equipment recorded during the year which previously were advance payments	$2,473	$8,543
Change in accounts payable for acquiring property, plant and equipment	$985	$1,510

	Year Ended December 31,
	2022	2021
Supplemental disclosure of acquisition of operating lease assets	477	$—

The accompanying notes are an integral part of these consolidated financial statements

70 | Page

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

The Company owns interests in the following subsidiaries incorporated in the PRC and Brazil as of December 31, 2022 and 2021.

	Percentage Interest
	December 31,	December 31,
Name of Entity	2022	2021
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu”[5]	100.00%	100.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”[12]	—	60.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[13]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”[14]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”[15]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [16]	100.00%	100.00%
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

71 | Page

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. The Company retained its controlling interest in Wuhu and the acquisition of the non-controlling interest was accounted for as an equity transaction.
6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
7.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.
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

72 | Page

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2022 and 2021, the consolidated financial statements include the accounts of the Company and its subsidiaries, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Jielong was formed in April 2006. On December 31, 2022, 85% of Jielong was owned by the Company, and 15% of Jielong was owned by Hubei Wanlong. The highest authority of Jielong is its board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both the chairman of such board of directors and the general manager of Jielong are appointed by the Company.

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

73 | Page

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

Current Expected Credit Losses - The company adopted ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASC Topic 326”) and other related ASUs. The Company’s accounts and notes receivable, advance payments and other receivables are within the scope of ASC Topic 326. The Company has identified the relevant risk characteristics of its customers and the related receivables, and other receivables which include type of the products the Company provides, nature of the customers or a combination of these characteristics. Receivables with similar risk characteristics have been grouped into pools. For each pool, the Company considers the historical credit loss experience, current economic conditions, supportable forecasts of future economic conditions, and any recoveries in assessing the lifetime expected credit losses. Other key factors that influence the expected credit loss analysis include customer demographics, payment terms offered in the normal course of business to customers, and industry-specific factors that could impact the Company’s receivables. Additionally, external data and macroeconomic factors are also considered.

For the year ended December 31, 2022 and 2021, the Company recorded $4.5 million and $2.7 million expected credit loss expense in general and administrative expenses, respectively. As of December 31, 2022, the expected credit loss provision for the current and non-current assets were $16.2 million and nil, respectively.

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

Land use rights are carried at cost less accumulated amortization and impairment losses, if any. Amortization is computed using the straight-line method over the term specified in the land use right certificate for 45 years or 50 years, as applicable. Amortization expenses of land use rights were $0.3 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company had pledged land use rights with a net book value of approximately $5.1 million and $5.7 million, respectively, as security for its comprehensive credit facilities with banks in China.

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

Interest Costs Capitalized - Interest costs incurred in connection with borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized and depreciated as part of the asset’s total cost when the respective asset is placed into service. Interest costs capitalized for the years ended December 31, 2022 and 2021, were $0.2 million and $0.5 million, respectively.

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

75 | Page

Long-term Investments – The Company’s long-term investments include investments in corporations and investments in limited partnerships. Investments in corporations which the Company has the ability to exert significant influence are accounted for using the equity method. Investments in limited partnerships which the Company has more than virtually no influence are accounted for using the equity method. The limited partnerships accounted for its investments at fair value that were classified under Level 1, in the fair value hierarchy , for those whose shares were listed and actively traded on stock exchange. The fair value of the limited partnerships’ Level 2 investments were determined using recent market price or buy-back price. The fair value of the limited partnerships’ Level 3 investments were determined using valuation techniques based on market approach or income approach with unobservable inputs, which required significant judgment made by management with respect to the assumptions and estimates. For the investments made close to the period end, their initial investment amount were deemed approximate to their fair value. As of December 31, 2022, certain investments funds are approaching the end of their investment term and actively sought for exit with their investees or potential buyers. The investments in limited partnerships were accounted for substantially under Level 1 or Level 2 as at December 31, 2022.

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

76 | Page

Contract liabilities are mainly customer deposits.

Customer Deposits

As of December 31, 2022 and 2021, the Company has customer deposits of $5.7 million and $2.4 million , respectively. During the year ended December 31, 2022, $10.2 million was received and $6.9 million (including $2.4 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the year ended December 31, 2021, $7.2 million was received and $6.3 million (including $1.5 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

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

Uncertain Tax Positions - In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2022 and 2021, the Company has no uncertain tax positions.

Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

77 | Page

For the years ended December 31, 2022 and 2021, the warranties activities were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2022	2021
Balance at the beginning of year	$36,572	$36,215
Additions during the year	10,941	13,917
Settlement within the year	(11,877)	(14,427)
Foreign currency translation loss	(3,201)	867
Balance at end of year	$32,435	$36,572

Pension - Most of the operations and employees of the Company are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately at a total of 35% and 35% of base salary for the years ended December 31, 2022 and 2021, respectively. Base salary levels are the average salary determined by the local governments. For employees in overseas countries (mainly U.S. and Brazil), the Company records pension costs and various employment benefits in accordance with the relevant overseas social security regulations, which is approximately at a total of 26% and 26% of base salary for the years ended December 31, 2022 and 2021, respectively.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.

In 2022, the Company’s five largest customers accounted for 42.8% of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (i.e., 20.2% of consolidated sales, which comprised a total of $106.9 million in sales included in the Hubei Henglong segment (Note 27)).

In 2021, the Company’s five largest customers accounted for 44.8% of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (i.e., 21.2% of consolidated sales, which comprised a total of $105.6 million in sales included in the Hubei Henglong segment (Note 27)).

At December 31, 2022 and 2021, approximately 8.0% and 7.7% of accounts receivable were from trade transactions with the aforementioned customer (accounting for more than 10% of consolidated sales).

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

78 | Page

Gain on other sales - Gain on other sales mainly consists of rental income, gain on disposal of intangible assets and property, plant and equipment and technical services revenue.

Research and Development Costs - Research and development costs are expensed as incurred.

Advertising, Shipping and Handling Costs – Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Shipping and handling costs relating to sales of $6.5 million and $9.9 million were included in selling expenses for the years ended December 31, 2022 and 2021, respectively.

Leases – The Company adopted ASU 2016-02, Leases, and other related ASUs (collectively, “ASC 842”). The Company determines if an arrangement is a lease upon inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used. The Company’s major plants and buildings are self-owned and limited temporary small offices were rented. For leases with a term of 12 months or less, the Company makes an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is the Company’s incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on the lease term and the economic environment of the applicable country or region. The discount rate used by the Company for its operating lease was 4.75%. As of December 31, 2022, the weighted average remaining lease term was 2.3 years. The Company did not have finance lease arrangements as of December 31, 2022.

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

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2022 and 2021, marketable securities with nil and $0.1 million, respectively, were classified as Level 1.

79 | Page

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2022 and 2021, the Company did not have any fair value assets and liabilities classified as Level 2.

Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). As at December 31, 2022 and 2021, wealth management financial products with amounts of $12.9 million and $1.7 million, respectively, were classified as Level 3.

The Company’s financial instruments consist principally of cash and cash equivalents, pledged cash, time deposits, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses and bank loans. As of December 31, 2022 and 2021, the respective carrying values of all financial instruments approximated fair value because any changes in fair value, after considering the discount rate, are immaterial.

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

Certain Relationships and Related Transactions

The following are the related parties of the Company. The Company or the major shareholders of the Company directly or indirectly have interests in these related parties:

●	Wiselink Holding Limited, “Wiselink”
●	Xiamen Joylon Co., Ltd., “ Xiamen Joylon ”
●	Shanghai Tianxiang Automotive Parts Co., Ltd., “ Shanghai Tianxiang ”

80 | Page

●	Jiangling Tongchuang Machining Co., Ltd., “ Jiangling Tongchuang ”
●	Shanghai Hongxi Investment Inc, “ Hongxi ”
●	Hubei Wiselink Equipment Manufacturing Co., Ltd., “ Hubei Wiselink ”
●	Jingzhou Derun Agricultural S&T Development Co., Ltd., “ Jingzhou Derun ”
●	Jingzhou Tongying Alloys Materials Co., Ltd., “ Jingzhou Tongying ”
●	Wuhan Dida Information S&T Development Co., Ltd., “ Wuhan Dida ”
●	Hubei Wanlong Investment Co., Ltd., “ Hubei Wanlong ”
●	Jingzhou Yude Machining Co., Ltd., “ Jingzhou Yude ”
●	Honghu Changrun Automotive Parts Co., Ltd., “ Honghu Changrun ”
●	Jingzhou Henglong Real Estate Co., Ltd., “ Henglong Real Estate ”
●	Xiamen Joylon Automotive Parts Co., Ltd., “Xiamen Automotive Parts ”
●	Jingzhou Jiulong Material Co., Ltd., “ Jiulong Material ”
●	Wuhan Tongkai Automobile Motor Co., Ltd., “ Wuhan Tongkai ”
●	Jingzhou Natural Astaxanthin Inc, “Jingzhou Astaxanthin”
●	Hubei Asta Biotech Inc., “Hubei Asta”
●	Shanghai Yifu Automotive Electronics Technology Co., Ltd., “Shanghai Yifu”
●	Suzhou Qingyan Venture Capital Fund L.P., “Suzhou Qingyan”
●	Chongqing Qingyan Venture Capital Fund L.P., “Chongqing Qingyan”
●	Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”
●	Hubei Hongrun Intelligent System Co.,Ltd., “Hubei Hongrun”
●	Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”
●	Hubei Zhirong Automobile Technology Co., Ltd., “Hubei Zhirong”
●	Hubei Tongrun Automotive Parts Industry Development Co., Ltd., “Hubei Tongrun”
●	Hubei Qingyan Venture Capital Fund L.P, “Hubei Qingyan”
●	Hubei Henglongtianyu Pipe system Co.,Ltd., “Henglong Tianyu”
●	Wuhan Ewinlink Intelligent System Co., Ltd., “Ewinlink”
●	Hubei HLTW Automotive Lightweight Co.,Ltd., “Hubei HLTW”
●	Hubei Jinlv New Energy Battery Technology Co., Ltd., “Hubei Jinlv”
●	Hubei Yiling Intelligent Technology Co., Ltd., “Hubei Yiling”
●	Sentient AB
●	Suzhou Sentient Automotive Technology Co., Ltd., “Suzhou Sentient”
●	Suzhou Qingshan Zhiyuan Venture Capital Fund L.P., “Suzhou Qingshan”
●	Beijing Hainachuan HengLong Automotive Steering System Co., Ltd., “ Beijing Henglong ”

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

81 | Page

Recent Accounting Pronouncements

In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, effective for financial statements issued for annual periods beginning after December 15, 2021. ASU 2021-10 requires business entities to disclose information in the notes to the financial statements about certain types of government assistance. The annual disclosure requirements apply to transactions with a government that are accounted for by analogizing to either a grant model or a contribution model. The Company adopted this guidance from January 1, 2022. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3.	Accounts and Notes Receivable

The Company’s accounts receivable on December 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	December 31,
	2022	2021
Accounts receivable - unrelated parties	$139,533	$146,362
Notes receivable - unrelated parties (1)	89,134	61,328
Total accounts and notes receivable - unrelated parties	228,667	207,690
Less: allowance for doubtful accounts - unrelated parties	(14,359)	(11,961)
Accounts and notes receivable, net - unrelated parties	214,308	195,729
Accounts and notes receivable - related parties	11,779	15,505
Less: allowance for doubtful accounts - related parties	(1,763)	(898)
Accounts and notes receivable, net - related parties	10,016	14,607
Accounts and notes receivable, net	$224,324	$210,336
(1)	Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

As of December 31, 2022 and 2021, the Company pledged its notes receivable in amounts of $13.7 million and $18.2 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholder upon maturity (See Note 12).

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2022 and 2021, is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$12,859	$9,854
Amounts provided during the year	5,371	2,774
Amounts reversed of collection during the year	(967)	(24)
Foreign currency translation	(1,141)	255
Balance at end of year	$16,122	$12,859

82 | Page

4.	Advance Payments and Others

The Company’s advance payments and others as of December 31, 2022 and 2021, consisted of the following:

	Year Ended December 31,
	2022	2021
Prepayments for purchase of raw materials	$3,942	$6,066
Input VAT	4,283	3,433
Prepayment for share repurchase program	754	1,238
Prepaid income tax	1,287	1,366
Employee advances	713	641
Prepayment for R&D service	748	—
Others	734	607
Total advance payments and others	12,461	13,351
Less: Allowance for doubtful accounts	(115)	(55)
Advance payments and others, net	$12,346	$13,296

5.	Inventories

The Company’s inventories at December 31, 2022 and 2021, consisted of the following (figures are in thousands of USD):

	December 31,
	2022	2021
Raw materials	$24,502	$33,583
Work in process	16,001	9,415
Finished goods	71,371	73,495
Cost of R&D service	362	—
Balance at end of year	$112,236	$116,493

The Company recorded $4.7 million and $4.7 million of inventory write-down to cost of product sold for the years ended December 31, 2022 and 2021, respectively.

6.	Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	December 31,
	2022	2021
Costs:
Buildings	$64,928	$69,554
Machinery and equipment	239,385	253,245
Electronic equipment	6,242	6,887
Motor vehicles	4,308	5,121
Construction in progress	8,238	6,583
	323,101	341,390
Less: Accumulated depreciation	(216,495)	(213,669)
Balance at end of year	$106,606	$127,721

Depreciation charges for the years ended December 31, 2022 and 2021, were $24.2 million and $26.1 million, respectively.

As of December 31, 2022 and 2021, the Company pledged property, plant and equipment with net book value of approximately $51.6 million and $54.7 million, respectively, as security for its comprehensive credit facilities with banks in China.

83 | Page

7.	Intangible Assets

The Company’s intangible assets at December 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	December 31,
	2022	2021
Costs:
Patent technology	$2,266	$2,598
Management software license	3,756	3,994
Total intangible assets - at cost	6,022	6,592
Less: Accumulated amortization	(4,749)	(4,780)
Balance at end of year, net	$1,273	$1,812

Amortization expenses were $0.6 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

	Estimated Amortization Expenses
	2023	2024	2025	2026	2027
Amortization expenses	$496	$319	$232	$130	$88

8.	Long-term Investments

The Company’s long-term investments on December 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	December 31,
	2022	2021
Limited Partnerships:
Chongqing Venture Fund (1)	$14,435	$17,530
Hubei Venture Fund (2)	11,738	9,665
Suzhou Venture Fund (3)	5,473	7,413
Suzhou Qingshan (4)	4,179	—
Subtotal - Investments in limited partnerships	35,825	34,608
Corporations:
Sentient AB(5)	21,831	—
Henglong Tianyu	774	913
Chongqing Jinghua	695	642
Jiangsu Intelligent	685	803
Subtotal - Investments in corporations	23,985	2,358
Total	$59,810	$36,966
(1)

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Chongqing Venture Fund”. As of December 31, 2022, Hubei Henglong owned 18.5% of Chongqing Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. The Company’s proportionate share of Chongqing Venture Fund’s net earnings for the year ended Decemeber 31, 2022 was $0.9 million, recorded as equity in earning of affiliated company, and the Company also recorded $0.9 million in distributions from the fund. There was no impairment on this investment during the year ended December 31, 2022.

(2)

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Hubei Venture Fund”. As of December 31, 2022, Hubei Henglong owned 28.5% of Hubei Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Hubei Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. The Company’s proportionate share of Hubei Venture Fund’s net earnings for the year ended Decemeber 31, 2022 was $3.9 million, recorded as equity in earning of affiliated company, and the Company also recorded $1.2 million in distributions from the fund. There was no impairment on this investment during the year ended December 31, 2022.

84 | Page

(3)

In September 2014, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Suzhou Venture Fund”. As of December 31, Hubei Henglong owned 12.5% of the Suzhou Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. The Company’s proportionate share of Suzhou Venture Fund’s net earnings for the year ended Decemeber 31, 2022 was $0.4 million, recorded as equity in earning of affiliated company, and the Company also recorded $1.8 million in distributions from the fund. There was no impairment on this investment during the year ended December 31, 2022.

(4)

In January 2022, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Qingshan Zhiyuan Venture Capital Fund L.P., “Suzhou Qingshan”. As of December 31, 2022, Hubei Henglong owned 22.56% of Suzhou Qingshan’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Qingshan’s operating and financial policies. The investment is accounted for using the equity method. The Company’s proportionate share of Suzhou Qingshan Venture Fund’s net loss for the year ended Decemeber 31, 2022 was $0.1 million loss, recorded as equity in earning of affiliated company. There was no impairment on this investment during the year ended December 31, 2022.

(5)

In June 2021, Hubei Henglong entered into a share purchase agreement with Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”, a related party controlled by the Company’s controlling shareholder, Mr. Chen Hanlin. In accordance with the agreement, CAAS would purchase 200 shares, representing 40% of Sentient AB’s share capital, from Jingzhou WiseDawn for total consideration of RMB 155.2 million, equivalent to approximately $24.5 million. The transaction was completed in March 2022. Pursuant to the share purchase agreement, the Company has the right to appoint two directors to the board of directors, so it can exercise significant influence over Sentient AB. Therefore, the investment is accounted for using the equity method. As of December 31, 2022, the Company has paid RMB 141.0 million, equivalent to approximately $21.6 million, with the remaining consideration of RMB 14.2 million, equivalent to approximately $2.0 million, to be paid in 2023. The company’s proportionate share of Sentient AB’s net loss for the year ended December 31, 2022 was $0.5 million. There was no impairment on this investment during the year ended December 31, 2022.

The Company summarizes the condensed financial information of the Company’s equity method investments as a group below (figures are in thousands of USD):

	December 31,
	2022	2021
Revenue	$5,628	$88,122
Gross profit	1,294	59,561
Income from continuing operations	6,451	63,067
Net income	$6,430	$61,374

85 | Page

9.	Deferred Income Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31, 2022 and 2021, were as follows (figures are in thousands of USD):

	December 31,
	2022	2021
Losses carryforward (U.S.) (1)	$349	$2,559
Losses carryforward (Non-U.S.) (1)	11,371	13,058
Product warranties and other reserves	8,525	8,679
Property, plant and equipment	7,506	7,760
Bonus accrual	252	106
Other accruals	2,163	1,101
Deductible temporary difference related to revenue recognition	1,294	879
Others	2,175	1,009
Total deferred tax assets	33,635	35,151
Less: Valuation allowance (1) (2)	(23,270)	(22,788)
Total deferred tax assets, net of valuation allowance	10,365	12,363

Deferred withholding tax for dividend distribution from PRC subsidiaries (Note 22)	4,010	4,380
Other taxable temporary differences	2,713	2,249
Total deferred tax liabilities	$6,723	$6,629
(1)	The net operating loss carry -forward for the U.S. entity for income tax purposes are available to reduce future years’ taxable income. These carry -forwards will not expire if not utilized, and the Company may carry the losses forward indefinitely. Net operating losses for China entities can be carried forward for 5 years to offset taxable income except for entities that qualify as a High & New Technology Enterprise, for which the net operating loss can be carried forward for 10 years. However, as of December 31, 2022, valuation allowance was $23.3 million, including $0.3 million allowance for the Company’s deferred tax assets in the United States and $23.0 million allowance for the Company’s non-U.S. deferred tax assets primarily in China. Based on the Company’s current operations, management believes that all deferred tax assets in the United States and certain deferred tax assets in non-U.S. regions are not likely to be realized in the future.
(2)	As of December 31, 2022, the Company had net operating tax loss carry -forwards amounting to $8.4 million and $1.2 million which will expire from 2023 to 2032 and from 2023 to 2027, respectively, if not used.

The deferred tax assets and liabilities are classified in the consolidated balance sheets as follows (figures are in thousands of USD):

	December 31,
	2022	2021
Deferred tax assets	$7,652	$10,114
Deferred tax liabilities	4,010	4,380

The activity in the Company’s valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2022	2021
Balance at beginning of year	$22,788	$18,155
Amounts provided for during the year	5,058	4,468
Amounts used during the year	(2,721)	(247)
Foreign currency translation	(1,855)	412
Balance at end of year	$23,270	$22,788

86 | Page

10. Other non-current assets

The Company’s other non-current assets at December 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2022	2021
Prepayment for investment in Hefei Senye(1)	$2,584	$2,823
Prepayment for investment under equity method-Sentient AB (See Note 8)	—	13,489
Less: Allowance for impairment	(2,584)	—
	$—	$16,312
(1)

In November 2019, Hubei Henglong entered into an agreement with other parties and committed to purchase 70% of the shares of Hefei Senye Light Plastic Technology Co., Ltd. for total consideration of RMB 33.6 million, equivalent to approximately $4.8 million. As of December 31, 2022, Hubei Henglong has paid RMB 18.0 million, equivalent to approximately $2.6 million, which was reported in other non-current assets as the transaction had not been consummated. The company recognized full provision for impairment regarding this prepayment of RMB 18.0 million in 2022 as the probability of recoverability of this prepayment became substantially reduced.

11.	Bank Loans

Loans consist of the following as of December 31, 2022 and 2021 (figures are in thousands of USD):

	December 31,
	2022	2021
Short-term bank loans (1)(2)	$45,671	$47,592
Long-term loans (2)	528	—
Total bank loans	$46,199	$47,592
(1)	The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $148.3 million and $116.8 million, respectively, as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company has drawn down loans with an aggregate amount of $46.2 million and $47.6 million, respectively. The weighted average interest rate was 2.9% and 3.5%, respectively.
(2)	The Company borrowed a total of RMB 3.9 million from Chongqing Bank loans from April to July 2022, equivalent to approximately $0.6 million. These loans are due for repayment from March to April 2025 with an interest rate of 3.85% per annum. In accordance with the loan agreement, the Company should repay the principal of RMB100,000, equivalent to approximately $14,358, every six months starting on April 2022. The principal that will be repaid in 2023 is reclassified to short-term bank loans.

The Company must use the loans for the purpose specified in the borrowing agreement. If it fails to do so, it may be charged penalty interest or triggered early repayment. The Company complied with such financial covenants as of December 31, 2022.

12.	Accounts and Notes Payable

The Company’s accounts and notes payable at December 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	December 31,
	2022	2021
Accounts payable - unrelated parties	$133,882	$132,593
Notes payable - unrelated parties (1)	84,530	81,997
Accounts and notes payable - unrelated parties	218,412	214,590
Accounts and notes payable - related parties	16,695	13,464
Balance at end of year	$235,107	$228,054

87 | Page

(1)	Notes payable represent payables in the form of notes issued by the bank. As of December 31, 2022 and 2021, the Company has pledged cash of $37.6 million and $27.8 million, and also has pledged notes receivable of $13.7 million and $18.2 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholder upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of December 31, 2022 and 2021, the Company has used $39.6 million and $33.6 million of its credit facility, respectively, for issuing bank notes.

13.	Accrued Expenses and Other Payables

The Company’s accrued expenses and other payables at December 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	December 31,
	2022	2021

Accrued expenses	$9,652	$5,596
Warranty reserves (See Note 2)	32,435	36,572
Payable for the investment in Sentient AB (See Note 8)	2,043	—
Payables for overseas transportation and custom clearance	294	4,548
Dividends payable to holders of non-controlling interests	431	471
Current portion of other long-term payable (See Note 15)	—	1,115
Accrued interest	465	507
Other payables	2,991	1,523
Balance at end of year	$48,311	$50,332

14. Taxes Payable

The Company’s taxes payable on December 31, 2022 and 2021, are summarized as follows (figures are in thousands of USD):

	December 31,
	2022	2021

Value-added tax payable	$3,470	$3,494
Tariffs payable	7,061	5,202
Long-term taxes payable - current portion (1)	5,270	2,809
Income tax payable	680	311
Other tax payable	1,117	510
Short-term taxes payable	$17,598	$12,326

	December 31,
	2022	2021

Long-term taxes payable	$21,075	$23,884
Less: Long-term taxes payable - current portion (1)	(5,270)	(2,809)
Long-term taxes payable (1)	$15,805	$21,075
(1)	A one-time transition tax of $35.6 million was recognized in the three months ended December 31, 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. During the years ended December 31, 2022 and 2021, $2.8 million and $2.8 million, respectively, were paid by the Company. See Note 22 for more details about the U.S. Tax Reform.

88 | Page

15.	Other Long-term Payable

On January 31, 2018, the Company entered into an equipment sales agreement with a third party (the “buyer-lessor”) and simultaneously entered into a four-year contract to lease back the equipment from the buyer-lessor. The carrying value of the equipment was $13.1 million and the sales price was $14.3 million. Pursuant to the terms of the contract, the Company is required to pay to the buyer-lessor lease payments over 4 years with a quarterly lease payment of approximately $1.0 million and is entitled to obtain the ownership of this equipment at a nominal price upon the expiration of the lease. The Company is of the view that the transaction does not qualify as a sale. Therefore, the transaction was accounted for as a financing transaction by the Company. As of December 31, 2022 and 2021, nil and $1.1 million, respectively, was recognized as other payable (See Note 13); and nil recognized as other long-term payable to the buyer-lessor. For the years ended December 31, 2022 and 2021, the Company recorded nil and $0.3 million, respectively, of interest expense related to the lease back transaction.

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

For the years ended December 31, 2022 and 2021, the Company recognized accretion of $0.030 million and $0.028 million to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

17.	Stock Options

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005 and extended to June 27, 2025 at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 658,850 stock options under this plan as of December 31, 2022.

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management in December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the options were exercisable immediately on the grant dates. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2022, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

No stock options were granted in 2022. During the year ended December 31, 2021, the Company granted options to purchase an aggregate of 225,000 shares to the independent directors. Assumptions used to estimate the fair value of stock options on the grant date is as follows:

Issuance Date	Expected volatility	Risk-free rate	Expected term (years)	Dividend yield
February 3, 2021	76.91%	0.46%	5	0.00%

89 | Page

The stock options granted during the year ended December 31, 2021 were exercisable immediately and their fair value on the grant date using the Black-Scholes option pricing model was $0.1 million. For the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation expenses of nil and $0.1, respectively.

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2021	22,500	$4.79	5
Expired	(7,500)	6.95	5
Granted	22,500	6.26	5
Outstanding - December 31, 2021	37,500	$5.24	5
Expired	(7,500)	5.04	5
Outstanding - December 31, 2022	30,000	$5.29	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2022:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$2.37 - $6.26	30,000	2.55	$5.29	30,000

As of December 31, 2022 and 2021, the total intrinsic value of the Company’s stock options that were exercisable were nil.

During the years ended December 31, 2022 and 2021, no stock options were exercised.

No stock options were granted during the year ended December 31, 2022. During the years ended December 31, 2022, the weighted average fair value of the Company’s stock options granted was $3.19.

18.	Retained Earnings

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the years ended December 31, 2022 and 2021, the subsidiaries in China appropriated statutory reserves of $0.4 million and $0.2 million, respectively.

19.	Treasury Stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through December 4, 2019. The Board of Directors of the Company approved the extension of such program to December 4, 2020. On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021. On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through March 30, 2023. For the years ended December 31, 2022 and 2021, the Company repurchased 666,074 and nil shares of the Company for aggregate cash consideration of $2.4 million and nil, respectively, on the open market.

The repurchased shares are not cancelled and are presented as “treasury stock” on the balance sheet.

90 | Page

20.	Other Income, Net

During the years ended December 31, 2022 and 2021, the Company recorded other income which is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2022	2021
Government subsidy	$6,270	$4,928
Investment income	1,912	1,670
Penalties income	140	70
Provision for impairment of prepayment for investment in Hefei Senye (See Note 10)	(2,540)	—
Total other income, net	$5,782	$6,668

21.	Financial (Income)/Expense, net

During the years ended December 31, 2022 and 2021, the Company recorded financial expense, net which is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2022	2021

Interest income	$(1,247)	$(1,242)
Foreign exchange (income)/loss, net	(9,833)	3,204
Bank fees	327	388
Total financial (income)/expense, net	$(10,753)	$2,350

22.	Income Taxes

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of December 31, 2022 and 2021, the Company has recognized deferred tax liabilities of $4.0 million and $4.4 million for the undistributed profits of $40.2 million and $43.1 million, respectively, which are expected to be distributed to Genesis in the future. The Company intended to re-invest the remaining

91 | Page

undistributed profits generated from the PRC subsidiaries in those subsidiaries indefinitely. As of December 31, 2022 and 2021, the Company still has undistributed earnings of approximately $270.4 million and $265.9 million, respectively, from investment in the PRC subsidiaries that are considered indefinitely reinvested. Had the undistributed earnings been distributed to Genesis and not indefinitely reinvested, the tax provision as of December 31, 2022 and 2021, of approximately $27.0 million and $26.6 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

In 2020, Henglong, Jiulong and Hubei Henglong were granted the title of “High & New Technology Enterprise”, and based on the PRC income tax law, they were subject to enterprise income tax at a rate of 15% from 2020 to 2022. The Company estimated the applied tax rate in 2023 to be 15% as it is probable that it will pass reassessment in 2023 and continue to qualify as “High & New Technology Enterprise”.

In 2020, Chuguanjie and Wuhu were granted the title of “High & New Technology Enterprise”, and based on the PRC income tax law, they are subject to enterprise income tax at a rate of 15% from 2020 to 2023.

In 2022, Shenyang and Jielong were granted the title of “High & New Technology Enterprise”, and based on the PRC income tax law, they are subject to enterprise income tax at a rate of 15% from 2022 to 2024.

In 2021, Henglong KYB was granted the title of “High & New Technology Enterprise” and based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2021 to 2023.

According to the New CIT, Shanghai Henglong, Testing Center, Wuhan Hyoseong, Changchun Hualong, Chongqing and Wuhu Hongrun are subject to income tax at a rate of 25%.

Brazil Corporate Income Tax

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 24%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over BRL 0.24 million, equivalent to approximately $ 0.05 million. The Company recognized income tax expenses of $0.7 million in Brazil for the year ended December 31, 2022 and $0.5 million for the year ended December 31, 2021.

Hong Kong Corporate Income Tax

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the years ended December 31, 2022 and 2021.

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

92 | Page

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

The provision for income taxes was calculated as follows (figures are in thousands of USD):

	Year Ended December 31,
	2022	2021
Tax rate	21%	21%
Income before income taxes	$23,036	$8,399
Income tax at federal statutory tax rate	4,838	1,764
Tax benefit of super deduction of R&D expense (1)	(7,089)	(5,212)
Effect of differences in foreign tax rate	599	504
Change in provision on valuation allowance for deferred income tax - U.S.	(2,458)	(34)
Change in provision on valuation allowance for deferred income tax - Non-U.S.	4,595	4,667
Effect of changes in tax rate	—	2,081
Other differences	2,597	234
Total income tax expense	$3,082	$4,004
(1)	According to a new tax incentives policy promulgated by the State Tax Bureau of the PRC and effective from March 2021 onwards, enterprises engaged in research and development activities are entitled to claim an additional tax deduction amounting to 100% of their research and development expenses in determining their taxable income for the year.

The Company is subject to tax examination in the United States and China. The Company’s tax years for 2018 through 2022 are still open for examination in China. The Company’s tax years for 2013 through 2022 are still open for examination in the United States.

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2022 and 2021.

23.	Income Per Share

Basic net income per share is computed using the weighted average number of the common shares outstanding during the year.

For diluted income per share, the Company uses the treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options.

93 | Page

The calculations of basic and diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2022	2021
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$21,181	11,050
Denominator:
Weighted average ordinary shares outstanding - Basic	30,639,102	30,851,776
Dilutive effects of stock options	2,172	3,655
Denominator for dilutive income per share - Diluted	30,641,274	30,855,431
Net income per share attributable to the parent company’s common shareholders
Basic	0.69	0.36
Diluted	0.69	0.36

As of December 31, 2022, the exercise prices for 22,500 outstanding stock options were above the weighted average market price of the Company’s common stock during the year ended December 31, 2022. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

94 | Page

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

25.	Related Party Transactions

Related party transactions during the years ended December 31, 2022 and 2021, are as shown below (figures are in thousands of USD):

Merchandise Sold to Related Parties

	Year Ended December 31,
	2022	2021
Hubei Hongrun	$32,489	$25,229
Jingzhou Yude	8,778	10,784
Xiamen Automotive Parts	2,468	3,864
Beijing Henglong	—	24,604
Other related parties	547	650
Total	$44,282	$65,131

Rental Income Obtained from Related Parties

	Year Ended December 31,
	2022	2021
Wuhan Tongkai	$166	$180
Jingzhou Tongying	152	170
Hubei Hongrun	137	112
Hubei ASTA	—	23
Other related parties	4	8
Total	$459	$493

Materials Sold to Related Parties

	Year Ended December 31,
	2022	2021
Honghu Changrun	$749	$1,000
Jingzhou Yude	728	278
Jiangling Tongchuang	603	626
Jingzhou Tongying	547	580
Hubei Hongrun	20	12
Beijing Henglong	—	32
Other related parties	137	25
Total	$2,784	$2,553

95 | Page

Materials Purchased from Related Parties

	Year Ended December 31,
	2022	2021
Jingzhou Tongying	$12,152	$10,702
Wuhan Tongkai	9,974	9,718
Jiangling Tongchuang	3,238	7,009
Honghu Changrun	2,467	2,358
Henglong Tianyu	611	1,014
Hubei Wiselink	310	481
Hubei Yiling	30	286
Other related parties	28	12
Total	$28,810	$31,580

Technology and Services Provided by Related Parties (recorded in R&D Expenses)

	Year Ended December 31,
	2022	2021
Suzhou Sentient	$607	$—
Sentient AB	462	935
Hubei Yiling	234	—
Total	$1,303	$935

Property, Plant and Equipment Purchased from Related Parties

	Year Ended December 31,
	2022	2021
Hubei Wiselink	$2,336	$1,200
Hubei Yiling	48	—
Total	$2,384	$1,200

Equity interest purchase from related parties

	Year Ended December 31,
	2022	2021
Jingzhou Wisedawn	$23,618	—

Loan transaction to a related party

	Year Ended December 31,
	2022	2021
Hubei Zhirong	$146	—

96 | Page

As of December 31, 2022 and 2021, accounts receivable, accounts payable and advance payments between the Company and related parties are as shown below (figures are in thousands of USD):

Accounts and Notes Receivable from Related Parties

	December 31,
	2022	2021
Hubei Hongrun	$6,192	$6,918
Jingzhou Yude	3,094	5,740
Xiamen Automotive Parts	1,311	1,533
Xiamen Joylon	815	890
Other related parties	367	424
Total accounts and notes receivable - related parties	11,779	15,505
Less: allowance for doubtful accounts - related parties	(1,763)	(898)
Accounts and notes receivable, net - related parties	$10,016	$14,607

Accounts and Notes Payable to Related Parties

	December 31,
	2022	2021
Wuhan Tongkai	$7,173	$4,812
Jingzhou Tongying	3,827	3,195
Hubei Wiselink	3,687	2,984
Henglong Tianyu	1,209	1,602
Honghu Changrun	692	484
Jiangling Tongchuang	45	240
Other related parties	62	147
Total	$16,695	$13,464

Advance Payments for Property, Plant and Equipment to Related Parties

	December 31,
	2022	2021
Hubei Wiselink	$1,618	$565
Henglong Real Estate	224	245
Hubei Hongrun	42	—
Total	$1,884	$810

Advance Payments and Others to Related Parties

	December 31,
	2022	2021
Sentient AB	$632	$—
Jiangling Tongchuang	401	324
Hubei Zhirong	146	—
Hubei Wiselink	54	—
Other related parties	206	276
Total	$1,439	$600

As of December 31, 2022, Hanlin Chen, our chairman, owns 59.13% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

97 | Page

26.	Commitments and Contingencies
a.	Legal proceedings

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

In addition to bank loans, notes payables, the related interest and other payables, the following table summarizes the Company’s non-cancelable commitments and contingencies as of December 31, 2022 (figures are in thousands of USD):

	Payment Obligations by Period
	2023	2024	2025	Thereafter	Total
Obligations for investment contracts (1)	$4,307	$—	$—	$—	$4,307
Obligations for purchasing and services	23,962	4,650	—	—	28,612
Total	$28,269	$4,650	$—	—	$32,919
(1)	In January 2022, Hubei Henglong entered into an agreement with other parties and committed to purchase 27.78% of shares of Suzhou Qingshan Zhiyuan for total consideration of RMB 60.0 million, equivalent to approximately $8.6 million at the prevailing rate. As of December 31, 2022, Hubei Henglong has paid RMB 30.0 million, equivalent to approximately $4.3 million. According to the agreement, the remaining consideration RMB 30.0 million, equivalent to approximately $4.3 million, will be paid in 2023.

27.	Segment Reporting

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

As of December 31, 2022, the Company had 15 product sectors, seven of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong), and one holding company (Genesis). The other eight sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

As of December 31, 2021, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Shenyang, Wuhu, Henglong KYB and Hubei Henglong), and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

98 | Page

The Company’s product sector information is as follows (figures are in thousands of USD):

	Net Sales		Net Income/(Loss)
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Henglong	$246,594	$202,612	$785	$(526)
Jiulong	70,113	94,510	227	971
Shenyang	11,942	16,510	(1,083)	560
Wuhu	42,243	27,227	(215)	(385)
Hubei Henglong	126,652	128,142	9,588	11,162
Henglong KYB	121,139	80,683	4,564	248
Brazil Henglong	39,280	25,513	3,390	1,467
Other Entities	80,971	70,884	6,538	(959)
Total Segments	738,934	646,081	23,794	12,538
Corporate	—	—	(534)	(1,628)
Eliminations	(209,383)	(148,088)	(917)	(184)
Total consolidated	$529,551	497,993	$22,343	$10,726

	Depreciation and Amortization		Capital Expenditures
	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Henglong	$7,285	$6,691	$5,908	$1,613
Jiulong	2,156	2,742	1,102	1,863
Shenyang	590	649	146	267
Wuhu	713	943	203	48
Hubei Henglong	9,542	11,237	5,635	2,515
Henglong KYB	1,867	1,427	6,133	4,804
Brazil Henglong	196	205	869	(185)
Other Entities	2,785	3,172	3,262	731
Total Segments	25,134	27,066	23,258	11,656
Corporate	39	47	—	—
Eliminations	—	—	(2,774)	(1,754)
Total consolidated	$25,173	$27,113	$20,484	$9,902

	Total Assets
	December 31,
	2022	2021
Henglong	$248,927	$241,958
Jiulong	62,075	74,816
Shenyang	20,146	24,141
Wuhu	38,579	26,314
Hubei Henglong	392,482	431,529
Henglong KYB	107,045	77,598
Brazil Henglong	20,326	16,291
Other Entities	102,644	100,458
Total Segments	992,224	993,105
Corporate	58,767	69,705
Eliminations	(336,639)	(346,048)
Total consolidated	$714,352	$716,762

99 | Page

Financial information segregated by geographic region is as follows (figures are in thousands of USD):

	Net Sales (1)		Long-term assets
	Year Ended December 31,		December 31,
	2022	2021	2022		2021
Geographic region:
China	$331,589	$324,979	$123,062		$165,264
United States	135,149	134,662	726		755
Other foreign countries	62,813	38,352	1,111		471
Total consolidated	$529,551	$497,993	$124,899	(2)	$166,490	(2)
(1)	Revenue is attributed to each country based on location of customers.
(2)

Pursuant to ASC 280-10-50-41, the deferred tax assets of $7.7 million and $10.1 million and the intangible assets of $1.3 million and $1.8 million were excluded from long-term assets as of December 31, 2022 and 2021, respectively.

100 | Page

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

101*

The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 30, 2022, formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income or Loss;
(iii)	Consolidated Statements of Comprehensive Income or Loss;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related Notes.
*	Filed herewith.

101 | Page