Form 10-Q
period 2023-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2023-05-12
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, the Company had 30,185,702 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Net product sales ($13,576 and $11,004 sold to related parties for the three months ended March 31, 2023 and 2022)	$142,243	$136,396
Cost of products sold ($7,015 and $7,540 purchased from related parties for the three months ended March 31, 2023 and 2022)	120,625	121,662
Gross profit	21,618	14,734
Gain on other sales	653	931
Less: Operating expenses
Selling expenses	3,384	4,312
General and administrative expenses	4,753	4,754
Research and development expenses	6,390	8,137
Total operating expenses	14,527	17,203
Income/(loss) from operations	7,744	(1,538)
Other income, net	1,502	3,519
Interest expense	(249)	(402)
Financial (expense)/income, net	(422)	2,015
Income before income tax expenses and equity in earnings of affiliated companies	8,575	3,594
Less: Income taxes	829	958
Add: Equity in earnings/(loss) of affiliated companies	137	(2,487)
Net income	7,883	149
Less: Net income attributable to non-controlling interests	1,055	200
Accretion to redemption value of redeemable non-controlling interests	(8)	(8)
Net income/(loss) attributable to parent company’s common shareholders	$6,820	$(59)
Comprehensive income:
Net income	$7,883	$149
Other comprehensive income:
Foreign currency translation income, net of tax	4,554	1,437
Comprehensive income	12,437	1,586
Comprehensive income attributable to non-controlling interests	1,321	289
Accretion to redemption value of redeemable non-controlling interests	(8)	(8)
Comprehensive income attributable to parent company	$11,108	$1,289

Net income/(loss) attributable to parent company’s common shareholders per share -
Basic	$0.23	$(0.00)
Diluted	$0.23	$(0.00)

Weighted average number of common shares outstanding -
Basic	30,185,702	30,851,776
Diluted	30,193,082	30,851,776

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$99,244	$121,216
Pledged cash	43,639	37,735
Accounts and notes receivable, net - unrelated parties	232,593	214,308
Accounts and notes receivable, net - related parties	12,302	10,016
Inventories	105,498	112,236
Other current assets	35,334	25,207
Total current assets	528,610	520,718
Non-current assets:
Property, plant and equipment, net	104,931	106,606
Land use rights, net	9,616	9,555
Long-term investments	64,634	59,810
Other non-current assets	19,282	17,663
Total assets	$727,073	$714,352

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$45,684	$45,671
Accounts and notes payable-unrelated parties	224,111	218,412
Accounts and notes payable-related parties	15,530	16,695
Accrued expenses and other payables	46,153	48,311
Other current liabilities	32,799	35,106
Total current liabilities	364,277	364,195
Long-term liabilities:
Long-term tax payable	15,805	15,805
Other non-current liabilities	7,168	6,937
Total liabilities	$387,250	$386,937

Commitments and Contingencies (See Note 21)

Mezzanine equity:
Redeemable non-controlling interests	561	582

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of March 31, 2023 and December 31, 2022, respectively	$3	$3
Additional paid-in capital	63,731	63,731
Retained earnings-
Appropriated	11,851	11,851
Unappropriated	253,994	247,174
Accumulated other comprehensive income	875	(3,413)
Treasury stock – 2,152,600 and 2,152,600 shares as of March 31, 2023 and December 31, 2022, respectively	(7,695)	(7,695)
Total parent company stockholders’ equity	322,759	311,651
Non-controlling interests	16,503	15,182
Total stockholders’ equity	339,262	326,833
Total liabilities, mezzanine equity and stockholders’ equity	$727,073	$714,352

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$7,883	$149
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	4,856	6,207
(Reversal)/provision of credit losses	(217)	100
Deferred income taxes	1,019	286
Equity in (earnings)/loss of affiliated companies	(137)	2,487
Loss on fixed assets disposals	15	37
(Increase)/decrease in:
Accounts and notes receivable	(17,383)	(11,184)
Inventories	8,285	2,532
Other current assets and non-current assets	(1,206)	(1,281)
Increase/(decrease) in:
Accounts and notes payable	1,360	(1,407)
Accrued expenses and other payables	(2,868)	(2,041)
Other current liabilities	(3,023)	(135)
Net cash used in operating activities	(1,416)	(4,250)
Cash flows from investing activities:
(Increase)/decrease in demand loans included in other non-current assets	(14)	242
Cash received from property, plant and equipment sales	31	95
Payments to acquire property, plant and equipment (including $2,376 and $794 paid to related parties for the three months ended March 31, 2023 and 2022, respectively)	(3,160)	(1,024)
Payments to acquire intangible assets	—	(40)
Investment under the equity method	(5,841)	(4,724)
Purchase of short-term investments	(34,795)	(44,693)
Proceeds from maturities of short-term investments	26,541	1,801
Cash received from long-term investment	557	2,704
Net cash used in investing activities	(16,681)	(45,639)
Cash flows from financing activities:
Proceeds from bank loans	20,135	16,088
Repayments of bank loans	(20,534)	(15,701)
Repayments of the borrowing for sale and leaseback transaction	—	(1,130)
Net cash used in financing activities	(399)	(743)
Effects of exchange rate on cash, cash equivalents and pledged cash	2,428	583
Net decrease in cash, cash equivalents and pledged cash	(16,068)	(50,049)
Cash, cash equivalents and pledged cash at beginning of the period	158,951	159,498
Cash, cash equivalents and pledged cash at end of the period	$142,883	$109,449

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three months Ended March 31, 2023 and 2022

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

The Company owns the following aggregate net interests in the following subsidiaries organized in the People’s Republic of China, the “PRC,” and Brazil as of March 31, 2023 and December 31, 2022.

	Percentage Interest
	March 31,	December 31,
Name of Entity	2023	2022
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [5]	100.00%	100.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB” [12]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong” [13]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” [14]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [15]	100.00%	100.00%
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.
6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

7.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.
12.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.
13.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
14.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
15.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

2.           Basis of presentation and significant accounting policies

(a)	Basis of Presentation

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions in Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 2022 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023.

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

No accounting standards newly issued during the three months ended March 31, 2023, had a material impact on the Company’s financial statements or disclosures.

(c)	Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2022.

3.           Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of March 31, 2023 and December 31, 2022 are summarized as follows (figures are in thousands of USD):

	March 31, 2023	December 31, 2022
Accounts receivable - unrelated parties	$150,628	$139,533
Notes receivable - unrelated parties	96,166	89,134
Total accounts and notes receivable - unrelated parties	246,794	228,667
Less: allowance for credit losses - unrelated parties	(14,201)	(14,359)
Accounts and notes receivable, net - unrelated parties	232,593	214,308
Accounts and notes receivable - related parties	14,006	11,779
Less: allowance for credit losses - related parties	(1,704)	(1,763)
Accounts and notes receivable, net - related parties	12,302	10,016
Accounts and notes receivable, net	$244,895	$224,324

Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of March 31, 2023 and December 31, 2022, the Company pledged its notes receivable in amounts of $18.0 million and $13.7 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity (See Note 8).

Provision for doubtful accounts and notes receivable, as reversed in the unaudited consolidated statements of operations, amounted to $0.3 million for the three months ended March 31,2023.

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of cash operations, amounted to $0.1 million for the three months ended March 31, 2022.

During the three months ended March 31, 2023, the Company’s five largest customers accounted for 45.2% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 22.2%. As of March 31, 2023, approximately 7.0% of accounts receivable were from trade transactions with the aforementioned customer.

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

4.           Inventories

The Company’s inventories as of March 31, 2023 and December 31, 2022 consisted of the following (figures are in thousands of USD):

	March 31, 2023	December 31, 2022
Raw materials	$23,961	$24,502
Work in process	16,914	16,001
Finished goods	64,256	71,371
Cost of R&D service	367	362
Total	$105,498	$112,236

The Company recorded $1.2 million and $4.7 million of inventory write-down to cost of products sold for the three months ended March 31, 2023 and 2022, respectively.

5.           Long-term investments

The Company’s long-term investments as of March 31, 2023 and December 31, 2022, are summarized as follows (figures are in thousands of USD):

	March 31, 2023	December 31, 2022
Sentient AB (1)	$21,912	$21,831
Chongqing Venture Fund	15,055	14,435
Hubei Venture Fund	11,792	11,738
Suzhou Qingshan (2)	8,584	4,179
Suzhou Venture Fund	5,152	5,473
Henglong Tianyu	777	774
Chongqing Jinghua	683	695
Jiangsu Intelligent	679	685
Total	$64,634	$59,810
(1)	In June 2021, Hubei Henglong entered into a share purchase agreement with Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”. In accordance with the agreement, CAAS would purchase 200 shares (representing 40% of Sentient AB’s share capital) from Jingzhou WiseDawn for total consideration of RMB 155.2 million, equivalent to approximately $24.5 million at prevailing rate. The transaction was completed in March 2022. Pursuant to the share purchase agreement, Hubei Henglong has the right to appoint two directors to the board of directors, and it can exercise significant influence over Sentient AB. Therefore, the investment is accounted for using the equity method. As of March 31, 2023, Hubei Henglong has paid RMB 151.0 million, equivalent to approximately $23.1 million, and the remaining consideration of RMB 4.2 million, equivalent to approximately $0.6 million, will be paid in the remaining period of 2023.
(2)	In January 2022, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Qingshan Zhiyuan Venture Capital Fund L.P., “Suzhou Qingshan”. As of March 31, 2023, Hubei Henglong has paid RMB 60.0 million, equivalent to approximately $9.1 million, to purchase 22.56% of Suzhou Qingshan’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Qingshan’s operating and financial policies. The investment is accounted for using the equity method.

The condensed financial information of the Company’s significant equity investees for the three months ended March 31, 2023 and 2022, including Chongqing and Suzhou Venture Fund, is summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2023	2022
Revenue	$—	$—
Gross profit	—	—
Gain/(loss) from continuing operations	3,957	(20,578)
Net gain/(loss)	$3,957	$(20,578)

6.           Property, plant and equipment, net

The Company’s property, plant and equipment, net as of March 31, 2023 and December 31, 2022 are summarized as follows (figures are in thousands of USD):

	March 31, 2023	December 31, 2022
Costs:
Buildings	$65,958	$64,928
Machinery and equipment	245,227	239,385
Electronic equipment	6,286	6,242
Motor vehicles	4,433	4,308
Construction in progress	6,764	8,238
Total amount of property, plant and equipment	328,668	323,101
Less: Accumulated depreciation (1)	(223,737)	(216,495)
Total amount of property, plant and equipment, net (2)(3)	$104,931	$106,606
(1)	Depreciation charges were $4.5 million and $5.9 million for the three months ended March 31, 2023 and 2022, respectively.
(2)	As of March 31, 2023 and December 31, 2022, the Company pledged property, plant and equipment with net book value of approximately $49.9 million and $51.6 million, respectively, as security for its comprehensive credit facilities with banks in China.

7.           Loans

Loans consist of the following as of March 31, 2023 and December 31, 2022 (figures are in thousands of USD):

	March 31, 2023	December 31, 2022
Short-term bank loans	$45,684	$45,671
Long-term bank loans	742	528
Total	46,426	46,199

The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $146.7 million and $148.3 million, respectively, as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company has drawn down loans with an aggregate amount of $46.4 million and $46.2 million, respectively. The weighted average interest rate was 2.7% and 2.9%, respectively.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants during the three months ended March 31, 2023.

8.           Accounts and notes payable

The Company’s accounts and notes payable as of March 31, 2023 and December 31, 2022 are summarized as follows (figures are in thousands of USD):

	March 31, 2023	December 31, 2022
Accounts payable - unrelated parties	$126,642	$133,882
Notes payable - unrelated parties (1)	97,469	84,530
Accounts and notes payable - unrelated parties	224,111	218,412
Accounts and notes payable - related parties	15,530	16,695
Total	$239,641	$235,107
(1)	Notes payable represent payables in the form of notes issued by the bank. As of March 31, 2023 and December 31, 2022, the Company has pledged cash of $43.1 million and $37.6 million, respectively. As of March 31, 2023 and December 31, 2022, the Company has pledged notes receivable of $18.0 million and $13.7 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of March 31, 2023 and December 31, 2022, the Company has used $36.6 million and $39.6 million, respectively, for issuing bank notes.

9.           Accrued expenses and other payables

The Company’s accrued expenses and other payables as of March 31, 2023 and December 31, 2022 are summarized as follows (figures are in thousands of USD):

	March 31, 2023	December 31, 2022
Warranty reserves (1)	$34,032	$32,435
Payable for the investment in Sentient AB (See Note 5)	615	2,043
Accrued expenses	8,282	9,652
Payables for overseas transportation and custom clearance	222	294
Dividends payable to holders of non-controlling interests	437	431
Accrued interest	229	465
Other payables	2,336	2,991
Balance at end of year/period	$46,153	$48,311
(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2023 and 2022, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$32,435	$36,572
Additions during the period	4,611	3,888
Settlement within the period	(3,448)	(3,476)
Foreign currency translation loss	434	144
Balance at end of the period	$34,032	$37,128

10.         Redeemable non-controlling interests

In September 2020, one of the Company’s subsidiaries issued shares to Hubei Venture Fund amounting to $0.7 million. The shares will be transferred to the Company and the other shareholder of the subsidiary on a pro rata basis at the holder’s option if the subsidiary fails to complete a qualified IPO in a pre-agreed period of time after issuance with a transfer price of par plus 6% interest per year. As of March 31, 2023, $0.6 million of the shares are subject to purchase by the Company and are therefore accounted for as redeemable non-controlling interests in mezzanine equity.

For the three months ended March 31, 2023 and 2022, the Company recognized accretion of $0.008 million and $0.008 million, respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

11.         Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three months ended March 31, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$63,731	$63,731
Balance at end of the period	$63,731	$63,731

12.         Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three months ended March 31, 2023 and 2022, no statutory reserve was appropriated by the subsidiaries in China.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three months ended March 31, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$11,851	$11,481
Balance at end of the period	$11,851	$11,481

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three months ended March 31, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$247,174	$226,363
Net income/(loss) attributable to parent company	6,828	(51)
Accretion of redeemable non-controlling interests	(8)	(8)
Balance at end of the period	$253,994	$226,304

13.         Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three months ended March 31, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$(3,413)	$24,717
Foreign currency translation adjustment attributable to parent company	4,288	1,348
Balance at end of the period	$875	$26,065

14.         Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through March 30, 2023. As of March 31, 2023, the Company had repurchased 666,074 shares of the Company’s common stock under the program and the total number of shares held in treasury was 2,152,600. The repurchased shares are presented as “treasury stock” on the balance sheet.

15.         Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three months ended March 31, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2023	2022
Balance at beginning of the period	$15,182	$15,854
Net income attributable to non-controlling interests	1,055	200
Foreign currency translation adjustment attributable to non-controlling interests	266	89
Balance at end of the period	$16,503	$16,143

16.         Net product sales

Revenue Disaggregation

Management has concluded that the disaggregation level is the same under both the revenue standard and the segment reporting standard. Please refer to Note 23.

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

Contract liabilities are mainly customer deposits. As of March 31, 2023 and December 31, 2022, the Company has customer deposits of $6.7 million and $5.7 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the three months ended March 31, 2023, $2.3 million was received and $1.3 million (including $1.2 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the three months ended March 31, 2022, $2.3 million was received and $1.0 million (including $1.0 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

17.         Financial (expense)/income, net

During the three months ended March 31, 2023 and 2022, the Company recorded financial (expense)/income, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2023	2022
Interest income	$219	$251
Foreign exchange (loss)/gain, net	(565)	1,910
Bank charges	(76)	(146)
Total financial (expense)/income, net	$(422)	$2,015

18.         Income per share

Basic income per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted income per share is computed using the weighted average number of ordinary shares and dilutive ordinary share equivalents outstanding during the period. The dilutive effect of outstanding stock options is determined based on the treasury stock method.

The calculations of basic and diluted income per share attributable to the parent company for the three months ended March 31, 2023 and 2022, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income/(loss) attributable to the parent company’s common shareholders - Basic and Diluted	$6,820	$(59)
Denominator:
Weighted average shares outstanding	30,185,702	30,851,776
Dilutive effects of stock options	7,380	—
Denominator for dilutive income per share - Diluted	30,193,082	30,851,776
Net income per share attributable to parent company’s common shareholders - Basic	$0.23	$(0.00)
Net income/(loss) per share attributable to parent company’s common shareholders - Diluted	$0.23	$(0.00)

As of March 31, 2023, the exercise prices for all outstanding stock options were below the weighted average market price of the Company’s common stock during the three months ended March 31, 2023. These stock options were included in the calculation of the diluted income per share for the corresponding periods presented.

For the three months ended March 31, 2022, assumed conversion of the stock options has not been reflected in the dilution calculation pursuant to ASC 260, “Earnings Per Share,” due to the anti-dilutive effect as a result of the Company’s net loss. The effects of all outstanding share options with common share equivalents of 954 shares have been excluded from the calculation of the diluted loss per share for the three months ended March 31, 2022, due to their anti-dilutive effect.

19.         Significant concentrations

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

20.         Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related party sales

	Three Months Ended March 31,
	2023	2022
Merchandise sold to related parties	$13,576	$11,004
Materials and others sold to related parties	592	605
Rental income obtained from related parties	63	125
Total	$14,231	$11,734

Related party purchases

	Three Months Ended March 31,
	2023	2022
Materials purchased from related parties	$7,015	$7,540
Equipment purchased from related parties	243	449
Others purchased from related parties	21	157
Total	$7,279	$8,146

Related party investment transaction

	Three Months Ended March 31,
	2023	2022
Equity interest purchase from related parties	$—	$24,452

Related party receivables

	March 31, 2023	December 31, 2022
Accounts and notes receivable, net from related parties	$12,302	$10,016

Related party advance payments

	March 31, 2023	December 31, 2022
Advance payments for property, plant and equipment to related parties	$1,909	$1,884
Advance payments and others to related parties	2,314	1,439
Total	$4,223	$3,323

Related party payables

	March 31, 2023	December 31, 2022
Accounts and notes payable	$15,530	$16,695

These transactions were consummated under similar terms as those with the Company’s third-party customers and suppliers.

As of May 12, 2023, Hanlin Chen, the chairman of the board of directors of the Company, owns 59.13% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

21.         Commitments and contingencies

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest and other payables, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2023 (figures are in thousands of USD):

	Payment obligations by period
	2023	2024	2025	Thereafter	Total
Obligations for investment contracts	—	—	—	5,093	5,093
Obligations for purchasing and service agreements	$29,393	8,518	—	—	37,911
Total	$29,393	8,518	—	5,093	43,004

22.         Off-balance sheet arrangements

As of March 31, 2023 and December 31, 2022, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

23.         Segment reporting

The accounting policies of the product sectors (each entity manufactures and sells different products and represents a different product sector) are the same as those described in the summary of significant accounting policies disclosed in the Company’s 2022 Annual Report on Form 10-K except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting them in making internal operating decisions. Generally, the Company evaluates performance based on stand-alone product sector operating income and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Each product sector is considered a reporting segment.

As of March 31, 2023 and 2022, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong), and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

The Company’s product sector information for the three months ended March 31, 2023 and 2022, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income/(Loss)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Henglong	$61,631	$62,003	$1,609	$1,199
Jiulong	16,820	17,728	(369)	(2,434)
Wuhu	7,899	8,872	452	2
Hubei Henglong	34,657	32,943	774	(2,837)
Henglong KYB	37,196	29,807	2,778	569
Brazil Henglong	10,762	10,484	1,370	2,815
Other Entities	22,115	23,160	1,177	1,087
Total Segments	191,080	184,997	7,791	401
Corporate	—	—	(150)	(235)
Eliminations	(48,837)	(48,601)	242	(17)
Total	$142,243	$136,396	$7,883	$149

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

Most of the Company’s production and research and development institutes are located in China. As of March 31, 2023, the Company has approximately 3,964 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing its work to improve its operations and business structure and achieve profitable growth.

In addition, as a result of COVID-19, the Company’s businesses, results of operations, financial position and cash flows had been affected and may continue to be affected. However, because of the significant uncertainties surrounding COVID-19, which are still evolving, the extent of the business disruption, including the duration and the related financial impact on subsequent periods cannot be reasonably estimated at this time. See “Item 1A. Risk Factors—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus disease (COVID-19)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Results of Operations - Three Months Ended March 31, 2023 and 2022

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2023	2022	Change	Change %
Net product sales	$142,243	$136,396	$5,847	4.3%
Cost of products sold	120,625	121,662	(1,037)	(0.9)
Gain on other sales	653	931	(278)	(29.9)
Selling expenses	3,384	4,312	(928)	(21.5)
General and administrative expenses	4,753	4,754	(1)	(0.0)
Research and development expenses	6,390	8,137	(1,747)	(21.5)
Other income	1,502	3,519	(2,017)	(57.3)
Interest expense	249	402	(153)	(38.1)
Financial expense/(income), net	422	(2,015)	2,437	120.9
Income taxes	829	958	(129)	(13.5)
Net income	7,883	149	7,734	5,190.6
Net income attributable to non-controlling interests	1,055	200	855	427.5
Net income/(loss) attributable to parent company’s common shareholders	6,820	(59)	6,879	11,659.3%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	2023	2022	Change		2023	2022	Change
Henglong	$61,631	$62,003	(372)	(0.6)%	57,151	$57,441	(290)	(0.5)%
Jiulong	16,820	17,728	(908)	(5.1)	15,531	17,606	(2,075)	(11.8)
Wuhu	7,899	8,872	(973)	(11.0)	7,134	8,302	(1,168)	(14.1)
Hubei Henglong	34,657	32,943	1,714	5.2	30,073	30,122	(49)	(0.2)
Henglong KYB	37,196	29,807	7,389	24.8	32,456	27,321	5,135	18.8
Brazil Henglong	10,762	10,484	278	2.7	8,926	9,498	(572)	(6.0)
Other Entities	22,115	23,160	(1,045)	(4.5)	17,984	18,860	(876)	(4.6)
Total Segments	191,080	184,997	6,083	3.3	169,255	169,150	105	0.1
Elimination	(48,837)	(48,601)	(236)	0.5	(48,630)	(47,488)	(1,142)	2.4
Total	$142,243	$136,396	5,847	4.3%	120,625	$121,662	(1,037)	(0.9)%

Net Product Sales

Net product sales were $142.2 million for the three months ended March 31, 2023, compared to $136.4 million for the same period in 2022, representing an increase of $5.8 million, or 4.3%, mainly due to the Company’s increased sales of electric power steering (“EPS”) systems and parts and partially offset by the impact from appreciation of USD agaist RMB.
.

Net sales of traditional steering products and parts were $94.4 million for the three months ended March 31, 2023, compared to $95.4 million for the same period in 2022. Net sales of electric power steering (“EPS”) were $47.8 million for the three months ended March 31, 2023 and $41.0 million for the same period in 2022, representing an increase of $6.8 million, or 16.6%. As a percentage of net sales, sales of EPS were 33.6% for the three months ended March 31, 2023, compared with 30.1% for the same period in 2022.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $61.6 million for the three months ended March 31, 2023, which is stable compared to $62.0 million for the same period of 2022.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $16.8 million for the three months ended March 31, 2023, compared with $17.7 million for the three months ended March 31, 2022, representing a decrease of $0.9 million, or 5.1%. The decrease was mainly due to the decline in demand of commercial vehicles, offset by the increase in average selling price due to change in product mix.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $7.9 million for the three months ended March 31, 2023, compared to $8.9 million for the same period in 2022, representing a decrease of $1.0 million, or 11.2%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Chery.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $34.7 million for the three months ended March 31, 2023, compared with $32.9 million for the three months ended March 31, 2022, representing an increase of $1.8 million, or 5.5%. The increase was mainly due to the increase in average selling prices of products used in passenger vehicles from Chrysler.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $37.2 million for the three months ended March 31, 2023, compared with $29.8 million for the three months ended March 31, 2022, representing an increase of $7.4 million, or 24.8%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles and the increase in average selling prices.
●	Net product sales for Brazil Henglong were $10.8 million for the three months ended March 31, 2023, compared to $10.5 million for the same period in 2022, representing an increase of $0.3 million, or 2.9%. The increase was mainly due to the increase in demand of Fiat in Brazil.
●	Net product sales for other entities were $22.1 million for the three months ended March 31, 2023, compared to $23.2 million for the same period in 2022, representing a decrease of $1.1 million, or 4.7%. The decrease was mainly due to the decrease in sales of Chongqing Henglong.

Cost of Products Sold

For the three months ended March 31, 2023, the cost of products sold was $120.6 million, compared to $121.7 million for the same period of 2022, representing a decrease of $1.1 million, or 0.9%. The decrease in cost of sales was mainly due to the impact from foreign exchange rate fluctuation and the decrease in unit cost offset by the increase in sales volume. Further analysis is as follows:

●	Cost of products sold for Henglong was $57.2 million for the three months ended March 31, 2023, which is stable compared to $57.4 million for the same period of 2022.
●	Cost of products sold for Jiulong was $15.5 million for the three months ended March 31, 2023, compared to $17.6 million for the same period of 2022, representing a decrease of $2.1 million, or 11.9%. The decrease was mainly due to the decrease in sales volumes and change in product mix.
●	Cost of products sold for Wuhu was $7.1 million for the three months ended March 31, 2023, compared to $8.3 million for the same period of 2022, representing a decrease of $1.2 million, or 14.5%. The decrease was mainly due to the decrease in sales volumes.
●	Cost of products sold for Hubei Henglong was $30.1 million for the three months ended March 31, 2023, which is stable compared to $30.1 million for the same period of 2022.
●	Cost of products sold for Henglong KYB was $32.5 million for the three months ended March 31, 2023, compared to $27.3 million for the same period of 2022, representing an increase of $5.2 million, or 19.0%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Cost of products sold for Brazil Henglong was $8.9 million for the three months ended March 31, 2023, compared to $9.5 million for the same period in 2022, representing a decrease of $0.6 million, or 6.3%. The decrease was mainly due to the decrease in unit cost as a result of reduced overseas transportation cost, offset by the increase in sales volume.
●	Cost of products sold for other entities was $18.0 million for the three months ended March 31, 2023, compared to $18.9 million for the same period in 2022, representing a decrease of $0.9 million, or 4.8%.

Gross margin was 15.2% for the three months ended March 31, 2023, compared to 10.8% for the same period of 2022, representing an increase of 4.4%. The increase was mainly due to a change in our product mix and increase in average selling price for the three months ended March 31, 2023.

Selling Expenses

Selling expenses were $3.4 million for the three months ended March 31, 2023, as compared to $4.3 million for the same period of 2022, representing a decrease of $0.9 million, or 21%, which was primarily due to a decrease in transportation expenses, marketing and office expense and the impact from appreciation of USD against RMB.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended March 31, 2023, which is stable compared to $4.8 million for the same period of 2022.

Research and Development Expenses

Research and development expenses were $6.4 million for the three months ended March 31, 2023, as compared to $8.1 million for the same period of 2022, representing a decrease of $1.7 million, or 21%, which was mainly due to a decrease of tooling charge and the depreciation of the RMB against the USD in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Other Income, net

Other income, net was $1.5 million for the three months ended March 31, 2023, as compared to $3.5 million for the three months ended March 31, 2022, representing a decrease of $2.0 million, which was mainly due to the government subsidies received for the three months ended March 31, 2023 being less than the amount received for the three months ended March 31, 2022.

Interest Expense

Interest expense was $0.2 million for the three months ended March 31, 2023, as compared to $0.4 million for the three months ended March 31, 2022, representing a decrease of $0.2 million, which is mainly due to the decrease in short-term loan and weighted average interest rate.

Financial Expense/(Income), net

Financial expense, net was $0.4 million for the three months ended March 31, 2023, as compared to financial income, net of $2.0 million for the three months ended March 31, 2022, representing a decrease in financial income of $2.4 million, which was primarily due to an increase in the foreign exchange loss due to the appreciation of RMB against USD.

Income Taxes

Income tax expense was $0.8 million for the three months ended March 31, 2023, compared to income tax expense of $1.0 million for the three months ended March 31, 2022, which was primarily due to the valuation allowance recognized in the three months ended March 31, 2022 whereas no significant valuation allowance was recognized in the three months ended March 31, 2023.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $1.1 million for the three months ended March 31, 2023, compared to net income attributable to non-controlling interests of $0.2 million for the three months ended March 31, 2022.

Net Income/(Loss) Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $6.8 million for the three months ended March 31, 2023, compared to net loss attributable to parent company’s common shareholders of $0.1 million for the three months ended March 31, 2022, representing an increase in net income attributable to parent company’s common shareholders of $6.9 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of March 31, 2023, the Company had cash and cash equivalents and short-term investments of $120.6 million, compared to $134.1 million as of December 31, 2022, representing a decrease of $13.5 million, or 10.1%.

The Company had working capital (total current assets less total current liabilities) of $164.3 million as of March 31, 2023, compared to $156.5 million as of December 31, 2022, representing an increase of $7.8 million, or 5.0%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one-time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

We cannot predict the impact COVID-19 may have on our cash flow for the rest of 2023. However, based on our liquidity assessment, we believe that our cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least twelve months subsequent to the filing of this report.

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

The Company had short-term loans of $45.7 million, long-term loans of $0.7 million (See Note 7) and bankers’ acceptances of $105.5 million (See Note 8) as of March 31, 2023.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker’s acceptances is expected to be reduced by approximately $16.7 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker’s acceptances in the future, it may be required by the banks to provide additional mortgages of $16.7 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $9.4 million, which is 56.1%, the mortgage ratio, of $16.7 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of March 31, 2023, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available(2)	Used(3)	Value(4)
1. Comprehensive credit facilities	China CITIC Bank (1)	Aug-2024	70,579	42,860	27,818

2. Comprehensive credit facilities	Hankou Bank(1)	Mar-2024	14,552	2,838	—

3. Comprehensive credit facilities	Hubei Bank(1)	Mar-2024	24,739	14,229	75,382

4. Comprehensive credit facilities	Chongqing Bank	Mar-2025	1,019	786	1,858

5. Comprehensive credit facilities	China Construction Bank	Sep-2025	2,910	2,328	6,605

6. Comprehensive credit facilities	China Merchants Bank(1)	June-2024	14,552	2,949	—

7. Comprehensive credit facilities	Bank of China(1)	Aug-2023	13,243	5,821	—

8. Comprehensive credit facilities	China Everbright Bank	Dec-2025	4,366	2,117	9,142

9. Comprehensive credit facilities	China Industrial Bank	Mar-2024	728	—	2,876

Total			$146,688	$73,928	$123,681
(1)	The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Hankou Bank are guaranteed by Henglong and certain account receivables in addition to the above pledged assets. The comprehensive credit facilities with Hubei Bank are guaranteed by Chen Hanlin in addition to the above pledged assets. The comprehensive credit facilities with Merchants Bank are guaranteed by Hubei Henglong, Chen Hanlin and certain account receivables in addition to the above pledged assets. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong in addition to the above pledged assets.
(2)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(3)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $37.3 million and notes payable of $36.6 million as of March 31, 2023.
(4)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of March 31, 2023, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $123.7 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s bank loan terms range from 3 months to 35 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $27.8 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

2. Equipment with an assessed value of approximately $75.4 million as security for its revolving comprehensive credit facility with Hubei Bank.

3. Buildings with an assessed value of approximately $1.9 million as security for its comprehensive credit facility with Chongqing Bank.

4. Land use rights and buildings with an assessed value of approximately $6.6 million as security for its revolving comprehensive credit facility with China Constitution Bank.

5. Land use rights and buildings with an assessed value of approximately $9.1 million as security for its revolving comprehensive credit facility with China Everbright Bank.

6. Land use rights and buildings with an assessed value of approximately $2.9 million as security for its revolving comprehensive credit facility with China Industrial Bank.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of March 31, 2023 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
Bank of China	Working Capital	October 28, 2022	12	2,910	3.00%	Pay monthly	October 28, 2023

Bank of China	Working Capital	September 28, 2022	12	2,910	3.00%	Pay monthly	September 27, 2023

China CITIC Bank	Working Capital	September 26, 2022	12	728	3.65%	Pay monthly	September 25, 2023

China CITIC Bank	Working Capital	September 26, 2022	12	728	3.65%	Pay monthly	September 25, 2023

China CITIC Bank	Working Capital	March 2, 2023	12	1,455	3.65%	Pay monthly	March 1, 2024

China CITIC Bank	Working Capital	March 23, 2023	12	728	3.65%	Pay monthly	March 23, 2024

China Constitution Bank	Working Capital	September 28, 2022	12	1,455	3.50%	Pay monthly	September 26, 2023

Chongqing Bank(1)	Working Capital	April 14, 2022	12	15	3.80%	Pay semiannually	April 14, 2023

Chongqing Bank	Working Capital	April 14, 2022	18	15	3.80%	Pay semiannually	October 14, 2023

Chongqing Bank	Working Capital	April 14, 2022	35	39	3.80%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	April 27, 2022	35	122	3.80%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	May 12, 2022	34	76	3.80%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	May 24, 2022	34	55	3.80%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	June 16, 2022	33	44	3.80%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	June 29, 2022	33	118	3.80%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	July 28, 2022	33	81	3.80%	Pay semiannually	April 13, 2025

Chongqing Bank	Working Capital	January 16, 2023	27	164	3.80%	Pay semiannually	April 13, 2025

Chongqing Bank	Working Capital	February 20, 2023	26	20	3.80%	Pay semiannually	April 13, 2025

Chongqing Bank	Working Capital	March 21, 2023	25	23	3.80%	Pay semiannually	April 13, 2025

China CITIC Bank	Working Capital	June 16, 2022	12	6,965	2.30%	Pay in arrear	June 15, 2023

China CITIC Bank	Working Capital	March 28, 2023	12	5,619	2.70%	Pay in arrear	March 27, 2024

China CITIC Bank	Working Capital	June 16, 2022	12	4,975	2.30%	Pay in arrear	June 15, 2023

Hankou Bank	Working Capital	March 30, 2023	9	2,789	2.30%	Pay in arrear	December 25, 2023

China CITIC Bank	Working Capital	March 28, 2023	12	4,671	2.70%	Pay in arrear	March 26, 2024

China CITIC Bank(1)	Working Capital	October 20, 2022	6	1,444	1.65%	Pay in arrear	April 8, 2023

China CITIC Bank(1)	Working Capital	November 21, 2022	5	434	1.65%	Pay in arrear	April 8, 2023

China CITIC Bank(1)	Working Capital	October 20, 2022	6	433	1.65%	Pay in arrear	April 11, 2023

China CITIC Bank(1)	Working Capital	November 21, 2022	5	1,175	1.65%	Pay in arrear	April 28, 2023

China CITIC Bank	Working Capital	November 21, 2022	6	433	1.65%	Pay in arrear	May 16, 2023

China CITIC Bank	Working Capital	December 19, 2022	5	1,156	1.65%	Pay in arrear	May 29, 2023

China CITIC Bank	Working Capital	December 19, 2022	5	51	1.65%	Pay in arrear	May 30, 2023

China CITIC Bank(1)	Working Capital	January 16, 2023	3	144	2.50%	Pay in arrear	April 28, 2023

China CITIC Bank	Working Capital	January 16, 2023	4	288	2.50%	Pay in arrear	May 29, 2023

China CITIC Bank	Working Capital	January 28, 2023	4	338	2.60%	Pay in arrear	May 29, 2023

China CITIC Bank	Working Capital	February 24, 2023	3	289	2.55%	Pay in arrear	May 29, 2023

China CITIC Bank	Working Capital	January 10, 2023	6	250	1.80%	Pay in arrear	June 30, 2023

China CITIC Bank	Working Capital	January 10, 2023	6	433	1.80%	Pay in arrear	June 30, 2023

China CITIC Bank	Working Capital	January 28, 2023	5	432	2.60%	Pay in arrear	June 30, 2023

China CITIC Bank	Working Capital	February 17, 2023	4	432	2.50%	Pay in arrear	June 30, 2023

China CITIC Bank	Working Capital	January 10, 2023	6	115	1.80%	Pay in arrear	July 3, 2023

China CITIC Bank	Working Capital	January 10, 2023	6	866	1.80%	Pay in arrear	July 4, 2023

China CITIC Bank	Working Capital	February 16, 2023	5	288	2.50%	Pay in arrear	July 17, 2023

China CITIC Bank	Working Capital	February 17, 2023	5	720	2.52%	Pay in arrear	July 17, 2023

Total				46,426
(1)	These bank loans were repaid during April 2023 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company had complied with such financial covenants as of March 31, 2023.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2023 (figures are in thousands of USD):

			Amount
			Payable on
Purpose	Term (Months)	Due Date	Due Date
Working Capital(1)	6	Apr. 2023	22,892
Working Capital(1)	6	May. 2023	16,957
Working Capital	6	Jun. 2023	13,283
Working Capital	6	Jul. 2023	15,828
Working Capital	6	Aug.2023	13,593
Working Capital	6	Sep. 2023	22,913
Total (See Note 8)			$105,466
(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of March 31, 2023.

Cash Flows

(a)	Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $1.4 million, compared to net cash used in operating activities of $4.3 million for the same period of 2022, representing a decrease in net cash outflows by $2.9 million, which was mainly due to (1) the increase in net income excluding non-cash items by $4.1 million, (2) the increase in the cash inflows from movements of inventory by $5.8 million, (3) the increase in the cash outflows from movements of accounts and notes receivable by $6.2 million, (4) the increase in the cash outflows from movements of accrued expenses and others by $0.8 million, and (5) a combination of other factors contributing an increase of cash outflows by $0.1 million.

(b)	Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $16.7 million, as compared to net cash used in investing activities of $45.6 million for the same period of 2022, representing a decrease in net cash outflows by $28.9 million, which was mainly due to the net effect of (1) a decrease in purchase of short-term investments of $9.9 million, (2) an increase in proceeds from maturities of short-term investments by $24.7 million, (3) an increase in payments to acquire investments under the equity method by $1.1 million, and (4) a combination of other factors contributing an increase of cash outflows by $4.5 million, primarily including a decrease in cash received from long-term investment by $2.1 million and an increase in payments to acquire property, plant and equipment by $2.1 million.

(c)	Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $0.4 million, compared to net cash used in financing activities of $0.7 million for the same period of 2022, representing a decrease in net cash outflows by $0.3 million, which was mainly due to the net effect of (1) an increase in repayment of bank loan by $4.8 million, (2) an increase in proceeds from bank loan by $4.0 million, and (3) a decrease in repayments of the borrowing for sale and leaseback transaction by $1.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 regarding this matter.

ITEM 4.          CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2022 Annual Report on Form 10-K.

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 12, 2023	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 12, 2023	By:	/s/ Jie Li
Jie Li
Chief Financial Officer