Form 10-Q
period 2023-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2023-08-11
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes           ☐           No           ☒

As of August 11, 2023, the Company had 30,185,702 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended June 30,
	2023	2022
Net product sales ($13,194 and $9,158 sold to related parties for the three months ended June 30, 2023 and 2022)	$137,410	$127,161
Cost of products sold ($7,311 and $6,496 purchased from related parties for the three months ended June 30, 2023 and 2022)	114,692	104,450
Gross profit	22,718	22,711
Gain on other sales	742	2,105
Less: Operating expenses
Selling expenses	3,794	4,068
General and administrative expenses	5,271	5,662
Research and development expenses	6,606	7,886
Total operating expenses	15,671	17,616
Income from operations	7,789	7,200
Other income, net	1,963	2,804
Interest expense	(276)	(370)
Financial income, net	3,963	2,543
Income before income tax expenses and equity in earnings of affiliated companies	13,439	12,177
Less: Income taxes expense	1,487	3,156
Add: Equity in (loss)/earnings of affiliated companies	(484)	914
Net income	11,468	9,935
Less: Net income attributable to non-controlling interests	995	500
Accretion to redemption value of redeemable non-controlling interests	(7)	(7)
Net income attributable to parent company’s common shareholders	$10,466	$9,428
Comprehensive income:
Net income	$11,468	$9,935
Other comprehensive income:
Foreign currency translation loss, net of tax	(16,886)	(19,055)
Comprehensive loss	(5,418)	(9,120)
Comprehensive loss attributable to non-controlling interests	(80)	(642)
Accretion to redemption value of redeemable non-controlling interests	(7)	(7)
Comprehensive loss attributable to parent company	$(5,345)	$(8,485)

Net income attributable to parent company’s common shareholders per share -

Basic	$0.35	$0.31
Diluted	$0.35	$0.31

Weighted average number of common shares outstanding -
Basic	30,185,702	30,847,706
Diluted	30,189,537	30,849,009

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Six Months Ended June 30,
	2023	2022
Net product sales ($26,770 and $20,162 sold to related parties for the six months ended June 30, 2023 and 2022)	$279,653	$263,557
Cost of products sold ($14,326 and $14,036 purchased from related parties for the six months ended June 30, 2023 and 2022)	235,317	226,112
Gross profit	44,336	37,445
Gain on other sales	1,395	3,036
Less: Operating expenses
Selling expenses	7,178	8,380
General and administrative expenses	10,024	10,416
Research and development expenses	12,996	16,023
Total operating expenses	30,198	34,819
Income from operations	15,533	5,662
Other income, net	3,465	6,323
Interest expense	(525)	(772)
Financial income, net	3,541	4,558
Income before income tax expenses and equity in earnings of affiliated companies	22,014	15,771
Less: Income taxes expense	2,316	4,114
Add: Equity in loss of affiliated companies	(347)	(1,573)
Net income	19,351	10,084
Less: Net income attributable to non-controlling interests	2,050	700
Accretion to redemption value of redeemable non-controlling interests	(15)	(15)
Net income attributable to parent company’s common shareholders	$17,286	$9,369
Comprehensive income:
Net income	$19,351	$10,084
Other comprehensive income:
Foreign currency translation loss, net of tax	(12,332)	(17,618)
Comprehensive income/(loss)	7,019	(7,534)
Comprehensive income/(loss) attributable to non-controlling interests	1,241	(353)
Accretion to redemption value of redeemable non-controlling interests	(15)	(15)
Comprehensive income/(loss) attributable to parent company	$5,763	$(7,196)

Net income attributable to parent company’s common shareholders per share -

Basic	$0.57	$0.30
Diluted	$0.57	$0.30
Weighted average number of common shares outstanding -
Basic	30,185,702	30,849,730
Diluted	30,191,309	30,850,859

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$95,620	$121,216
Pledged cash	29,921	37,735
Accounts and notes receivable, net - unrelated parties	217,493	214,308
Accounts and notes receivable, net - related parties	16,547	10,016
Inventories	100,262	112,236
Other current assets	28,063	25,207
Total current assets	487,906	520,718
Non-current assets:
Property, plant and equipment, net	99,347	106,606
Land use rights, net	9,080	9,555
Long-term investments	62,179	59,810
Other non-current assets	26,065	17,663
Total assets	$684,577	$714,352

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$38,457	$45,671
Accounts and notes payable-unrelated parties	205,951	218,412
Accounts and notes payable-related parties	10,762	16,695
Accrued expenses and other payables	45,972	48,311
Other current liabilities	33,458	35,106
Total current liabilities	334,600	364,195
Long-term liabilities:
Long-term tax payable	8,781	15,805
Other non-current liabilities	6,761	6,937
Total liabilities	$350,142	$386,937

Commitments and Contingencies (See Note 22)

Mezzanine equity:
Redeemable non-controlling interests	598	582

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of June 30, 2023 and December 31, 2022, respectively	$3	$3
Additional paid-in capital	63,731	63,731
Retained earnings-
Appropriated	11,851	11,851
Unappropriated	264,460	247,174
Accumulated other comprehensive income	(14,936)	(3,413)
Treasury stock – 2,152,600 and 2,152,600 shares as of June 30, 2023 and December 31, 2022, respectively	(7,695)	(7,695)
Total parent company stockholders’ equity	317,414	311,651
Non-controlling interests	16,423	15,182
Total stockholders’ equity	333,837	326,833
Total liabilities, mezzanine equity and stockholders’ equity	$684,577	$714,352

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$19,351	$10,084
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	9,528	12,012
(Reversal)/provision of credit losses	(459)	527
Deferred income taxes	237	2,945
Equity in loss of affiliated companies	347	1,573
Loss on fixed assets disposals	15	46
(Increase)/decrease in:
Accounts and notes receivable	(18,323)	(4,333)
Inventories	8,355	896
Other current assets	(904)	(1,218)
Increase/(decrease) in:
Accounts and notes payable	(10,323)	(6,156)
Accrued expenses and other payables	(604)	(2,643)
Long-term taxes payable	(5,268)	(2,809)
Other current liabilities	(2,004)	3,560
Net cash (used in)/provided by operating activities	(52)	14,484
Cash flows from investing activities:
(Increase)/decrease in demand loans included in other non-current assets	(14)	291
Cash received from property, plant and equipment sales	582	572
Payments to acquire property, plant and equipment (including $2,022 and $2,143 paid to related parties for the six months ended June 30, 2023 and 2022, respectively)	(5,438)	(7,881)
Payments to acquire intangible assets	(2,361)	(41)
Investment under the equity method	(7,729)	(5,480)
Purchase of short-term investments	(40,491)	(59,758)
Proceeds from maturities of short-term investments	30,822	45,150
Cash received from long-term investment	583	2,704
Net cash used in investing activities	(24,046)	(24,443)
Cash flows from financing activities:
Proceeds from bank loans	34,280	35,852
Repayments of bank loans	(39,836)	(32,916)
Repayments of the borrowing for sale and leaseback transaction	—	(1,130)
Repurchase of common shares	—	(196)
Net cash (used in)/ provided by financing activities	(5,556)	1,610
Effects of exchange rate on cash, cash equivalents and pledged cash	(3,756)	(7,327)
Net decrease in cash, cash equivalents and pledged cash	(33,410)	(15,676)
Cash, cash equivalents and pledged cash at beginning of the period	158,951	159,498
Cash, cash equivalents and pledged cash at end of the period	$125,541	$143,822

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Six Months Ended June 30, 2023 and 2022

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

The Company owns the following aggregate net interests in the following subsidiaries organized in the People’s Republic of China, the “PRC,” and Brazil as of June 30, 2023 and December 31, 2022.

	Percentage Interest
	June 30,	December 31,
Name of Entity	2023	2022
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [5]	100.00%	100.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB” [12]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong” [13]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” [14]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [15]	100.00%	100.00%
Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong” [16]	100.00%	—
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.
6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

7.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.
12.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.
13.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
14.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
15.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.
16.	In June 2023, Hubei Henglong contributed certain equipments and intangible assets to Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products.

2.           Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and six months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023.

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

Foreign Currencies - China Automotive and HLUSA maintain their books and records in United States Dollars, “USD,” their functional currency. The Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, “RMB,” their functional currency. The Company’s subsidiary based in Brazil maintains its books and records in Brazilian real, “BRL,” its functional currency. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, foreign currency transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the rate of exchange prevailing at the balance sheet date for monetary items. Nonmonetary items are remeasured at historical rates. Income and expenses are remeasured at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

(b)	Recent Accounting Pronouncements

No accounting standards newly issued during the three months ended June 30, 2023 had a material impact on the Company’s financial statements or disclosures.

(c)	Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2022.

3.           Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of June 30, 2023 and December 31, 2022 are summarized as follows (figures are in thousands of USD):

	June 30, 2023	December 31, 2022
Accounts receivable - unrelated parties	$135,587	$139,533
Notes receivable - unrelated parties	95,375	89,134
Total accounts and notes receivable - unrelated parties	230,962	228,667
Less: allowance for credit losses - unrelated parties	(13,469)	(14,359)
Accounts and notes receivable, net - unrelated parties	217,493	214,308
Accounts and notes receivable - related parties	18,177	11,779
Less: allowance for credit losses - related parties	(1,630)	(1,763)
Accounts and notes receivable, net - related parties	16,547	10,016
Accounts and notes receivable, net	$234,040	$224,324

Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of June 30, 2023 and December 31, 2022, the Company pledged its notes receivable in amounts of $21.1 million and $13.7 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity (See Note 8).

Provision for doubtful accounts and notes receivable, as reversed in the unaudited consolidated statements of operations, amounted to $0.2 million and $0.5 million for the three and six months ended June 30,2023.

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of operations, amounted to $0.6 million and $0.7 million for the three and six months ended June 30, 2022, respectively.

During the three months ended June 30, 2023, the Company’s five largest customers accounted for 39.7% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net product sales, i.e., 17.4%. During the six months ended June 30, 2023, the Company's five largest customers accounted for 41.7% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net product sales, i.e., 20.0%. As of June 30, 2023, approximately 5.1% of accounts receivable were from trade transactions with the aforementioned customer.

During the three months ended June 30, 2022, the Company’s five largest customers accounted for 44.9% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net product sales, i.e., 25.3%. During the six months ended June 30, 2022, the Company’s five largest customers accounted for 45.8% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net product sales, i.e., 23.6%. As of June 30, 2022, approximately 10.9% of accounts receivable were from trade transactions with the aforementioned customer.

4.           Inventories

The Company’s inventories as of June 30, 2023 and December 31, 2022 consisted of the following (figures are in thousands of USD):

	June 30, 2023	December 31, 2022
Raw materials	$21,747	$24,502
Work in process	16,813	16,001
Finished goods	59,775	71,371
Cost of R&D service	1,930	362
Total	$100,262	$112,236

The Company recorded $3.7 million and $1.6 million of inventory write-down to cost of products sold for the three months ended June 30, 2023 and 2022, respectively; and $4.9 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively.

5.           Long-term investments

The Company’s long-term investments as of June 30, 2023 and December 31, 2022, are summarized as follows (figures are in thousands of USD):

	June 30, 2023	December 31, 2022
Sentient AB (1)	$20,581	$21,831
Chongqing Venture Fund	14,138	14,435
Hubei Venture Fund	11,214	11,738
Suzhou Qingshan (2)	8,148	4,179
Suzhou Venture Fund	4,848	5,473
Suzhou Mingzhi (3)	1,246	—
Henglong Tianyu	730	774
Chongqing Jinghua	623	695
Jiangsu Intelligent	651	685
Total	$62,179	$59,810
(1)	In June 2021, Hubei Henglong entered into a share purchase agreement with Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”. In accordance with the agreement, CAAS would purchase 200 shares (representing 40% of Sentient AB’s share capital) from Jingzhou WiseDawn for total consideration of RMB 155.2 million, equivalent to approximately $24.5 million at prevailing rate. The transaction was completed in March 2022. Pursuant to the share purchase agreement, Hubei Henglong has the right to appoint two directors to the board of directors, and it can exercise significant influence over Sentient AB. Therefore, the investment is accounted for using the equity method. As of June 30, 2023, Hubei Henglong has paid all consideration.

(2)	In January 2022, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Qingshan Zhiyuan Venture Capital Fund L.P., “Suzhou Qingshan”. As of June 30, 2023, Hubei Henglong has paid RMB 60.0 million, equivalent to approximately $9.1 million, to purchase 22.56% of Suzhou Qingshan’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Qingshan’s operating and financial policies. The investment is accounted for using the equity method.
(3)	In June 2023, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Mingzhi Intelligent Manufacturing Industry Investment Fund L.P., “Suzhou Mingzhi”. As of June 30, 2023, Hubei Henglong has paid RMB 9.0 million, equivalent to approximately $1.2 million, to purchase 19.74% of Suzhou Mingzhi’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Qingshan’s operating and financial policies. The investment is accounted for using the equity method.

The condensed financial information of the Company’s significant equity investee for the three and six months ended June 30, 2023 and 2022, Chongqing Venture Fund, is summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$—	$—	—	—
Gross profit	—	—	—	—
Gain/(loss) from continuing operations	(1,286)	(2,338)	1,387	(14,994)
Net gain/(loss)	(1,286)	(2,338)	1,387	(14,994)

6.           Property, plant and equipment, net

The Company’s property, plant and equipment, net as of June 30, 2023 and December 31, 2022 are summarized as follows (figures are in thousands of USD):

	June 30, 2023	December 31, 2022
Costs:
Buildings	$62,726	$64,928
Machinery and equipment	232,846	239,385
Electronic equipment	5,768	6,242
Motor vehicles	4,382	4,308
Construction in progress	7,484	8,238
Total amount of property, plant and equipment	313,224	323,101
Less: Accumulated depreciation (1)	(213,877)	(216,495)
Total amount of property, plant and equipment, net (2)	$99,347	$106,606
(1)	Depreciation charges were $4.3 million and $5.6 million for the three months ended June 30, 2023 and 2022, respectively, and $8.8 million and $11.5 million for the six months ended June 30, 2023 and 2022, respectively.
(2)	As of June 30, 2023 and December 31, 2022, the Company pledged property, plant and equipment with net book value of approximately $46.3 million and $51.6 million, respectively, as security for its comprehensive credit facilities with banks in China.

7.           Loans

Loans consist of the following as of June 30, 2023 and December 31, 2022 (figures are in thousands of USD):

	June 30, 2023	December 31, 2022
Short-term bank loans	$38,457	$45,671
Long-term bank loans	692	528
Total	$39,149	$46,199

The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $140.2 million and $148.3 million, respectively, as of June 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company has drawn down loans under these facilities with an aggregate amount of $39.1 million and $46.2 million, respectively. The weighted average interest rate was 2.8% and 2.9% per annum, for the three months ending June 30, 2023 the year ended and December 31, 2022, respectively.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants during the three months ended June 30, 2023.

8.           Accounts and notes payable

The Company’s accounts and notes payable as of June 30, 2023 and December 31, 2022 are summarized as follows (figures are in thousands of USD):

	June 30, 2023	December 31, 2022
Accounts payable - unrelated parties	$125,911	$133,882
Notes payable - unrelated parties (1)	80,040	84,530
Accounts and notes payable - unrelated parties	205,951	218,412
Accounts and notes payable - related parties	10,762	16,695
Total	$216,713	$235,107
(1)	Notes payable represent payables in the form of notes issued by the bank. As of June 30, 2023 and December 31, 2022, the Company has pledged cash of $29.9 million and $37.6 million, respectively. As of June 30, 2023 and December 31, 2022, the Company has pledged notes receivable of $21.1 million and $13.7 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of June 30, 2023 and December 31, 2022, the Company has used credit facilities for issue of bank notes with amount of $33.4 million and $39.6 million.

9.           Accrued expenses and other payables

The Company’s accrued expenses and other payables as of June 30, 2023 and December 31, 2022 are summarized as follows (figures are in thousands of USD):

	June 30, 2023	December 31, 2022
Warranty reserves (1)	$33,948	$32,435
Accrued expenses	8,963	9,652
Payables for overseas transportation and custom clearance	622	294
Dividends payable to holders of non-controlling interests	415	431
Accrued interest	91	465
Payable for the investment in Sentient AB (See Note 5)	—	2,043
Other payables	1,933	2,991
Balance at end of year/period	$45,972	$48,311
(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three and six months ended June 30, 2023 and 2022, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$34,032	$37,128	$32,435	$36,572
Additions during the period	4,817	3,085	9,428	6,973
Settlement within the period	(3,185)	(3,178)	(6,633)	(6,654)
Foreign currency translation loss	(1,716)	(2,007)	(1,282)	(1,863)
Balance at end of the period	$33,948	$35,028	$33,948	$35,028

10.	Fair value measurement

The Company has entered into foreign exchange forward contracts with a local bank to reduce the exposure of significant changes in exchange rates between RMB and USD. Authoritative guidance requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets based upon quoted market prices for comparable instruments. The Company’s forward contracts have not met the criteria for hedge accounting within authoritative guidance. Therefore, the foreign exchange forward contracts have been recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of operations within “other income, net” in the period in which they occur. The Company held foreign exchange forward contracts with a total notional value of $4.0 million and nil as of June 30, 2023 and December 31, 2022, respectively. These foreign exchange forward contracts will mature within 12 months. The Company used a discounted cash-flow methodology to measure fair value, which requires inputs such as interest yield curves and foreign exchange rates. The significant inputs used in the aforementioned model can be corroborated with market observable data and therefore the fair value measurements are classified as level 2. Typically, any losses or gains on the forward exchange contracts are offset by re-measurement losses or gains on the underlying balances denominated in non-functional currencies. The Company’s foreign currency exchange contracts are an over-the-counter instrument. The Company recorded loss from change in fair value of foreign exchange forward contracts of $0.1 million and nil during the six months ended June 30, 2023 and 2022.

11.         Redeemable non-controlling interests

In September 2020, one of the Company’s subsidiaries issued shares to Hubei Venture Fund amounting to RMB 5.0 million, equivalent to approximately $0.7 million translated at spot rate of transaction date. The shares will be transferred to the Company and the other shareholder of the subsidiary on a pro rata basis at the holder’s option if the subsidiary fails to complete a qualified IPO in a pre-agreed period of time after their issuance with a transfer price of par plus 6.0% interest per year. As of June 30, 2023, $0.6 million of the shares are subject to purchase by the Company and are therefore accounted for as redeemable non-controlling interests in mezzanine equity.

For the three and six months ended June 30, 2023, the Company recognized accretion of $0.007 million and $0.015 million, respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

For the three and six months ended June 30, 2022, the Company recognized accretion of $0.007 million and $0.015 million, respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

12.         Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three and six months ended June 30, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$63,731	$63,731	$63,731	$63,731
Balance at end of the period	$63,731	$63,731	$63,731	$63,731

13.         Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three and six months ended June 30, 2023 and 2022, no statutory reserve was appropriated by the subsidiaries in China.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three and six months ended June 30, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$11,851	$11,481	$11,851	$11,481
Balance at end of the period	$11,851	$11,481	$11,851	$11,481

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three and six months ended June 30, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$253,994	$226,304	$247,174	$226,363
Net income attributable to parent company	10,473	9,435	17,301	9,384
Accretion of redeemable non-controlling interests	(7)	(7)	(15)	(15)
Balance at end of the period	$264,460	$235,732	$264,460	$235,732

14.         Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three and six months ended June 30, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$875	$26,065	$(3,413)	$24,717
Foreign currency translation adjustment attributable to parent company	(15,811)	(17,913)	(11,523)	(16,565)
Balance at end of the period	$(14,936)	$8,152	$(14,936)	$8,152

15.         Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through March 30, 2023. As of June 30, 2023  and December 31, 2022, the Company had repurchased 666,074 shares of the Company’s common stock under the program and the total number of shares held in treasury was 2,152,600. The repurchased shares are presented as “treasury stock” on the balance sheet.

16.         Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three and six months ended June 30, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of the period	$16,503	$16,143	$15,182	$15,854
Net income attributable to non-controlling interests	995	500	2,050	700
Foreign currency translation adjustment attributable to non-controlling interests	(1,075)	(1,142)	(809)	(1,053)
Balance at end of the period	$16,423	$15,501	$16,423	$15,501

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

Contract liabilities are mainly customer deposits. As of June 30, 2023 and December 31, 2022, the Company has customer deposits of $8.3 million and $5.7 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the six months ended June 30, 2023, $5.1 million was received and $2.5 million (including $1.5 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the six months ended June 30, 2022, $2.8 million was received and $2.9 million (including $2.4 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

18.         Financial income, net

During the three and six months ended June 30, 2023 and 2022, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$346	$312	$565	$562
Foreign exchange gain, net	3,673	2,325	3,108	4,236
Bank charges	(56)	(94)	(132)	(240)
Total financial income, net	$3,963	$2,543	$3,541	$4,558

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

The calculations of basic and diluted income per share attributable to the parent company for the three months ended June 30, 2023 and 2022, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended June 30,
	2023	2022
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$10,466	$9,428
Denominator:
Weighted average shares outstanding	30,185,702	30,847,706
Dilutive effects of stock options	3,835	1,303
Denominator for dilutive income per share - Diluted	30,189,537	30,849,009
Net income per share attributable to parent company’s common shareholders – Basic	$0.35	$0.31
Net income per share attributable to parent company’s common shareholders - Diluted	$0.35	$0.31

The calculations of basic and diluted income per share attributable to the parent company for the six months ended June 30, 2023 and 2022, were as follows (figures are in thousands of USD, except share and per share amounts):

	Six Months Ended June 30,
	2023	2022
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$17,286	$9,369
Denominator:
Weighted average shares outstanding	30,185,702	30,849,730
Dilutive effects of stock options	5,607	1,129
Denominator for dilutive income per share - Diluted	30,191,309	30,850,859
Net income per share attributable to parent company’s common shareholders - Basic	$0.57	$0.30
Net income per share attributable to parent company’s common shareholders - Diluted	$0.57	$0.30

As of June 30, 2023 and 2022, the exercise prices for 22,500 and 30,000 outstanding stock options exceeded the weighted average market price of the Company’s common stock during the three months ended June 30, 2023 and 2022, respectively. Therefore, these stock options were excluded in the calculation of the diluted income per share for the corresponding periods presented.

As of June 30, 2023 and 2022, the exercise prices for 22,500 and 30,000 outstanding stock options exceeded the weighted average market price of the Company’s common stock during the six months ended June 30, 2023 and 2022, respectively. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

21.         Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related party sales

	Three Months Ended June 30,
	2023	2022
Merchandise sold to related parties	$13,194	$9,158
Materials and others sold to related parties	735	971
Rental income obtained from related parties	76	120
Total	$14,005	$10,249

	Six Months Ended June 30,
	2023	2022
Merchandise sold to related parties	$26,770	$20,162
Materials and others sold to related parties	1,327	1,576
Rental income obtained from related parties	139	245
Total	$28,236	$21,983

Related party purchases

	Three Months Ended June 30,
	2023	2022
Materials purchased from related parties	$7,311	$6,496
Equipment purchased from related parties	390	671
Others purchased from related parties	3	—
Total	$7,704	$7,167

	Six Months Ended June 30,
	2023	2022
Materials purchased from related parties	$14,326	$14,036
Equipment purchased from related parties	633	1,120
Others purchased from related parties	24	157
Total	$14,983	$15,313

Related party investment transaction

	Six Months Ended June 30,
	2023	2022
Equity interest purchase from related parties	$—	$23,129

Related party receivables

	June 30, 2023	December 31, 2022
Accounts and notes receivable, net from related parties	$16,547	$10,016

Related party advance payments

	June 30, 2023	December 31, 2022
Advance payments for property, plant and equipment to related parties	$3,169	$1,884
Advance payments and others to related parties	1,926	1,439
Total	$5,095	$3,323

Related party payables

	June 30, 2023	December 31, 2022
Accounts and notes payable	$10,762	$16,695

These transactions were consummated under similar terms as those with the Company’s third-party customers and suppliers.

As of August 11, 2023, Hanlin Chen, the chairman of the board of directors of the Company, owns 59.13% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest and other payables, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2023 (figures are in thousands of USD):

	Payment obligations by period
	2023	2024	2025	Thereafter	Total
Obligations for investment contracts	$—	$—	$—	$2,906	$2,906
Obligations for purchasing and service agreements	28,335	8,257	—	—	36,592
Total	28,335	8,257	—	2,906	39,498

23.         Off-balance sheet arrangements

As of June 30, 2023 and December 31, 2022, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2023, the Company had 16 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong), and one holding company (Genesis). The other ten sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan), manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong) and inspection and testing of automotive products (Zhirong).

As of June 30, 2022, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong), and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

The Company’s product sector information for the three and six months ended June 30, 2023 and 2022, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income/(Loss)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Henglong	$67,292	$52,808	$2,431	$2,485
Jiulong	19,681	18,357	1,427	(981)
Wuhu	6,986	9,991	194	52
Hubei Henglong	28,906	38,276	1,760	7,660
Henglong KYB	30,159	21,013	1,846	1,598
Brazil Henglong	12,167	8,477	1,667	(1,262)
Other Entities	24,459	21,517	1,856	1,382
Total Segments	189,650	170,439	11,181	10,934
Corporate	—	—	(706)	(186)
Eliminations	(52,240)	(43,278)	933	(813)
Total	$137,410	$127,161	$11,468	$9,935

	Net Product Sales		Net Income/(Loss)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Henglong	$128,923	$114,811	$4,040	$3,684
Jiulong	36,501	36,085	1,058	(3,415)
Wuhu	14,885	18,863	646	54
Hubei Henglong	63,563	71,219	2,534	4,823
Henglong KYB	67,355	50,820	4,624	2,167
Brazil Henglong	22,929	18,961	3,037	1,553
Other Entities	46,574	44,677	3,033	2,469
Total Segments	380,730	355,436	18,972	11,335
Corporate	—	—	(856)	(421)
Eliminations	(101,077)	(91,879)	1,235	(830)
Total	$279,653	$263,557	$19,351	$10,084

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

Most of the Company’s production and research and development institutes are located in China. As of June 30, 2023, the Company has approximately 3,957 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing its work to improve its operations and business structure and achieve profitable growth.

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

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations,high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016. USAI was established in 2005, and the Company and Hubei Wanlong owned 83.34% and 16.66%, respectively. In May 2020, USAI merged with and into Wuhan Chuguanjie, a wholly-owned subsidiary of Wuhan Jielong, and it deregistered from the local business administration on April 28, 2020. Following the merger, 85.0% of Wuhan Chuguanjie was owned by the Company and 15.0% was owned by Hubei Wanlong. In April 2020, Hubei Henglong acquired 100.00% of the shares of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.20 million, equivalent to approximately $0.2 million. Changchun Hualong mainly engages in design and R&D of automotive parts. Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” was formed in December 2019, which mainly engages in the development, manufacturing and sale of high polymer materials. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu, for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. Following the acquisition, the Company owned 100% of the equity interests of Wuhu Henglong. Jingzhou Qingyan deregistered from the local business administration on June 22, 2022. In June 2023, Hubei Henglong contributed certain equipments and intangible assets to Hubei Zhirong Automobile

Technology Co., Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products.

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

Results of Operations - Three Months Ended June 30, 2023 and 2022

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended June 30,
	2023	2022	Change	Change %
Net product sales	$137,410	$127,161	$10,249	8.1%
Cost of products sold	114,692	104,450	10,242	9.8
Gain on other sales	742	2,105	(1,363)	(64.8)
Selling expenses	3,794	4,068	(274)	(6.7)
General and administrative expenses	5,271	5,662	(391)	(6.9)
Research and development expenses	6,606	7,886	(1,280)	(16.2)
Other income	1,963	2,804	(841)	(30.0)
Interest expense	(276)	(370)	94	(25.4)
Financial income, net	3,963	2,543	1,420	55.8
Income taxes	1,487	3,156	(1,669)	(52.9)
Net income	11,468	9,935	1,533	15.4
Net income attributable to non-controlling interests	995	500	495	99.0
Net income attributable to parent company’s common shareholders	10,466	9,428	1,038	11.0%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	Three Months Ended June 30,				Three Months Ended June 30,
	2023	2022	Change		2023	2022	Change
Henglong	$67,292	$52,808	14,484	27.4%	$61,435	$48,347	13,088	27.1%
Jiulong	19,681	18,357	1,324	7.2	16,268	15,763	505	3.2
Wuhu	6,986	9,991	(3,005)	(30.1)	6,317	9,417	(3,100)	(32.9)
Hubei Henglong	28,906	38,276	(9,370)	(24.5)	25,716	31,015	(5,299)	(17.1)
Henglong KYB	30,159	21,013	9,146	43.5	27,280	17,798	9,482	53.3
Brazil Henglong	12,167	8,477	3,690	43.5	10,289	7,494	2,795	37.3
Other Entities	24,459	21,517	2,942	13.7	18,967	16,534	2,433	14.7
Total Segments	189,650	170,439	19,211	11.3	166,272	146,368	19,904	13.6
Elimination	(52,240)	(43,278)	(8,962)	20.7	(51,580)	(41,918)	(9,662)	23.0
Total	$137,410	$127,161	10,249	8.1%	$114,692	$104,450	10,242	9.8%

Net Product Sales

Net product sales were $137.4 million for the three months ended June 30, 2023, compared to $127.2 million for the same period in 2022, representing an increase of $10.2 million, or 8.1%, mainly due to the Company’s increased sales of electric power steering (“EPS”) systems and parts and partially offset by the appreciation of the USD against the RMB.

Net sales of traditional steering products and parts were $95.8 million for the three months ended June 30, 2023, compared to $94.8 million for the same period in 2022, representing an increase of $1.0 million, or 1.1%. Net sales of EPS systems and parts were $41.6 million for the three months ended June 30, 2023 and $32.4 million for the same period in 2022, representing an increase of $9.2 million, or 28.4%. As a percentage of net sales, sales of EPS were 30.3% for the three months ended June 30, 2023, compared with 25.5% for the same period in 2022.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $67.3 million for the three months ended June 30, 2023, compared with $52.8 million for the three months ended June 30, 2022, representing an increase of $14.5 million, or 27.4%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $19.7 million for the three months ended June 30, 2023, compared with $18.4 million for the three months ended June 30, 2022, representing an increase of $1.3 million, or 7.2%. The increase was mainly due to the increase in average selling price due to change in product mix.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $7.0 million for the three months ended June 30, 2023, compared to $10.0 million for the same period in 2022, representing a decrease of $3.0 million, or 30.1%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Chery.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $28.9 million for the three months ended June 30, 2023, compared with $38.3 million for the three months ended June 30, 2022, representing a decrease of $9.4 million, or 24.5%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Chrysler.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $30.2 million for the three months ended June 30, 2023, compared with $21.0 million for the three months ended June 30, 2022, representing an increase of $9.1 million, or 43.5%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles and the increase in average selling prices.
●	Net product sales for Brazil Henglong were $12.2 million for the three months ended June 30, 2023, compared to $8.5 million for the same period in 2022, representing an increase of $3.7 million, or 43.5%. The increase was mainly due to the increase in demand of Fiat in Brazil.
●	Net product sales for other entities were $24.5 million for the three months ended June 30, 2023, compared to $21.5 million for the same period in 2022, representing an increase of $3.0 million, or 13.7%. The increase was mainly due to the increase in sales of Wuhan Jielong.

Cost of Products Sold

For the three months ended June 30, 2023, the cost of products sold was $114.7 million, compared to $104.5 million for the same period of 2022, representing an increase of $10.2 million, or 9.8%. The increase in cost of sales was mainly due to the increase in sales volume and offset by the impact of foreign exchange rate fluctuation. Further analysis is as follows:

●	Cost of products sold for Henglong was $61.4 million for the three months ended June 30, 2023, compared to $48.3 million for the same period of 2022, representing an increase of $13.1 million, or 27.1%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.

●	Cost of products sold for Jiulong was $16.3 million for the three months ended June 30, 2023, compared to $15.8 million for the same period in 2022, representing an increase of $0.5 million, or 3.2%. The increase was mainly due to change in product mix.
●	Cost of products sold for Wuhu was $6.3 million for the three months ended June 30, 2023, compared to $9.4 million for the same period of 2022, representing a decrease of $3.1 million, or 32.9%. The decrease was mainly due to the decrease in sales volumes.
●	Cost of products sold for Hubei Henglong was $25.7 million for the three months ended June 30, 2023, compared to $31.0 million for the same period of 2022, representing a decrease of $5.3 million, or 17.1%. The decrease was mainly due to the decrease in sales volumes.
●	Cost of products sold for Henglong KYB was $27.3 million for the three months ended June 30, 2023, compared to $17.8 million for the same period of 2022, representing an increase of $9.5 million, or 53.3%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Cost of products sold for Brazil Henglong was $10.3 million for the three months ended June 30, 2023, compared to $7.5 million for the same period in 2022, representing an increase of $2.8 million, or 37.3%. The increase was mainly due to the increase in sales volume, offset by the decrease in sales unit cost as a result of reduced overseas transportation cost.
●	Cost of products sold for other entities was $19.0 million for the three months ended June 30, 2023, compared to $16.5 million for the same period in 2022, representing an increase of $2.5 million, or 14.7%.

Gross margin was 16.5% for the three months ended June 30, 2023, compared to 17.9% for the same period of 2022, representing a decrease of 1.4%. The decrease was mainly due to change in product mix for the three months ended June 30, 2023.

Selling Expenses

Selling expenses were $3.8 million for the three months ended June 30, 2023, as compared to $4.1 million for the same period of 2022, representing a decrease of $0.3 million, or 6.7%, which was primarily due to a decrease in marketing and office expense and the impact of appreciation of the USD against the RMB.

General and Administrative Expenses

General and administrative expenses were $ 5.3 million for the three months ended June 30, 2023, as compared to $5.7 million for the same period of 2022, representing a decrease of $0.4 million, which was primarily due to reversal of credit losses and the impact of the appreciation of the USD against the RMB.

Research and Development Expenses

Research and development expenses were $6.6 million for the three months ended June 30, 2023, as compared to $7.9 million for the same period of 2022, representing a decrease of $1.3 million, or 16.2%, which was mainly due to decreased R&D activities for new projects.

Other Income, net

Other income, net was $2.0 million for the three months ended June 30, 2023, as compared to $2.8 million for the three months ended June 30, 2022, representing a decrease of $0.8 million, which was mainly due to the government subsidies received for the three months ended June 30, 2023 being less than the amount received for the three months ended June 30, 2022.

Interest Expense

Interest expense was $0.3 million for the three months ended June 30, 2023, as compared to $0.4 million for the three months ended June 30, 2022, representing a decrease of $0.1 million, which is mainly due to the decrease in short-term loans.

Financial income, net

Financial income, net was $4.0 million for the three months ended June 30, 2023, as compared to financial income, net of $2.5 million for the three months ended June 30, 2022, representing an increase in financial income of $1.5 million, which was primarily due to an increase in the foreign exchange gain due to the appreciation of USD against RMB.

Income Taxes

Income tax expense was $1.5 million for the three months ended June 30, 2023, as compared to income tax expense of $3.2 million for the three months ended June 30, 2022, which was primarily due to the valuation allowance provided in the three months ended June 30, 2022, whereas no significant valuation allowance was recognized in the three months ended June 30, 2023.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $1.0 million for the three months ended June 30, 2023, compared to net income attributable to non-controlling interests of $0.5 million for the three months ended June 30, 2022.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $10.5 million for the three months ended June 30, 2023, compared to net income attributable to parent company’s common shareholders of $9.4 million for the three months ended June 30, 2022, representing an increase in net income attributable to parent company’s common shareholders of $1.1 million.

Results of Operations - Six Months Ended June 30, 2023 and 2022

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Six Months Ended June 30,
	2023	2022	Change	Change%
Net product sales	$279,653	$263,557	$16,096	6.1%
Cost of products sold	235,317	226,112	9,205	4.1
Gain on other sales	1,395	3,036	(1,641)	(54.1)
Selling expenses	7,178	8,380	(1,202)	(14.3)
General and administrative expenses	10,024	10,416	(392)	(3.8)
Research and development expenses	12,996	16,023	(3,027)	(18.9)
Other income, net	3,465	6,323	(2,858)	(45.2)
Interest expense	(525)	(772)	247	(32.0)
Financial income, net	3,541	4,558	(1,017)	(22.3)
Income taxes	2,316	4,114	(1,798)	(43.7)
Net income	19,351	10,084	9,267	91.9
Net income attributable to non-controlling interests	2,050	700	1,350	192.9
Net income attributable to parent company’s common shareholders	17,286	9,369	7,917	84.5%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	Six Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
Henglong	$128,923	$114,811	14,112	12.3%	$118,586	$105,788	12,798	12.1%
Jiulong	36,501	36,085	416	1.2	31,799	33,369	(1,570)	(4.7)
Wuhu	14,885	18,863	(3,978)	(21.1)	13,451	17,719	(4,268)	(24.1)
Hubei Henglong	63,563	71,219	(7,656)	(10.7)	55,789	61,137	(5,348)	(8.7)
Henglong KYB	67,355	50,820	16,535	32.5	59,736	45,119	14,617	32.4
Brazil Henglong	22,929	18,961	3,968	20.9	19,215	16,992	2,223	13.1
Other Entities	46,574	44,677	1,897	4.2	36,951	35,394	1,557	4.4
Total Segments	380,730	355,436	25,294	7.1	335,527	315,518	20,009	6.3
Elimination	(101,077)	(91,879)	(9,198)	10.0	(100,210)	(89,406)	(10,804)	12.1
Total	$279,653	$263,557	16,096	6.1%	$235,317	$226,112	9,205	4.1%

Net Product Sales

Net product sales were $279.7 million for the six months ended June 30, 2023, compared to $263.6 million for the same period of 2022, representing an increase of $16.1 million, or 6.1%, mainly due to the Company’s increased sales of EPS systems and parts and partially offset by the appreciation of the USD against the RMB.

Net sales of traditional steering products and parts were $190.3 million for the six months ended June 30, 2023, which is stable compared to $190.2 million for the same period in 2022. Net sales of EPS systems and parts were $89.4 million for the six months ended June 30, 2023 and $73.4 million for the same period in 2022, representing an increase of $16.0 million, or 21.8%. As a percentage of net sales, sales of EPS were 32.0% for the six months ended June 30, 2023, compared to 27.8% for the same period in 2022.

Further analysis by segment (before elimination) is as follows:

●Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $128.9 million for the six months ended June 30, 2023, compared to $114.8 million for the same period in 2022, representing an increase of $14.1 million, or 12.3%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.
●Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $36.5 million for the six months ended June 30, 2023, which is stable compared to $36.1 million for the same period of 2022.
●Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $14.9 million for the six months ended June 30, 2023, compared to $18.9 million for the same period in 2022, representing a decrease of $4.0 million, or 21.1%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Chery.
●Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $63.6 million for the six months ended June 30, 2023, compared to $71.2 million for the same period in 2022, representing a decrease of $7.6 million, or 10.7%. The decrease was mainly due to the decrease in decrease in sales volume of products used in passenger vehicles from Chrysler.
●Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $67.4 million for the six months ended June 30, 2023, compared with $50.8 million for the six months ended June 30, 2022, representing an increase of $16.5 million, or 32.5%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles and the increase in average selling prices.
●Net product sales for Brazil Henglong were $22.9 million for the six months ended June 30, 2023, compared to $19.0 million for the same period in 2022, representing an increase of $3.9 million, or 20.9%. The increase was mainly due to the increase in demand of Fiat in Brazil.

●Net product sales for other entities were $46.6 million for the six months ended June 30, 2023, compared to $44.7 million for the same period in 2022, representing an increase of $1.9 million, or 4.2%. The increase was mainly due to the increase in sales of Wuhan Jielong.

Cost of Products Sold

For the six months ended June 30, 2023, the cost of products sold was $235.3 million, compared to $226.1 million for the same period of 2022, representing an increase of $9.2 million, or 4.1%. The increase in cost of sales was mainly due to the increase in sales volume and offset by the impact of foreign exchange rate fluctuation. Further analysis is as follows:

●Cost of products sold for Henglong was $118.6 million for the six months ended June 30, 2023, compared to $105.8 million for the same period of 2022, representing an increase of $12.8 million, or 12.1%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.
●Cost of products sold for Jiulong was $31.8 million for the six months ended June 30, 2023, compared to $33.4 million for the same period of 2022, representing a decrease of $1.6 million, or 4.7%. The decrease was mainly due to the decrease in sales volumes and change in product mix.
●Cost of products sold for Wuhu was $13.5 million for the six months ended June 30, 2023, compared to $17.7 million for the same period of 2022, representing a decrease of $4.2 million, or 24.1%. The decrease was mainly due to the decrease in sales volumes.
●Cost of products sold for Hubei Henglong was $55.8 million for the six months ended June 30, 2023, compared to $61.1 million for the same period of 2022, representing a decrease of $5.3 million, or 8.7%. The decrease was mainly due to due to the decrease in sales volumes.
●Cost of products sold for Henglong KYB was $59.7 million for the six months ended June 30, 2023, compared to $45.1 million for the same period of 2022, representing an increase of $14.6 million, or 32.4%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●Cost of products sold for Brazil Henglong was $19.2 million for the six months ended June 30, 2023, compared to $17.0 million for the same period in 2022, representing an increase of $2.2 million, or 13.1%. The increase was mainly due to the increase in sales volume, offset by the decrease in sales unit cost as a result of reduced overseas transportation cost.
●Cost of products sold for other entities was $37.0 million for the six months ended June 30, 2023, compared to $35.4 million for the same period in 2022, representing an increase of $1.6 million, or 4.4%.

Gross margin was 15.9% for the six months ended June 30, 2023, compared to 14.2% for the same period of 2022, representing an increase of 1.7%. The increase was mainly due to change in product mix for the six months ended June 30, 2023.

Selling Expenses

Selling expenses were $7.2 million for the six months ended June 30, 2023, as compared to $8.4 million for the six months ended June 30, 2022, representing a decrease of $1.2 million, or 14.3%, which was mainly due to a decrease in marketing and office expense and the impact of appreciation of the USD against the RMB.

General and Administrative Expenses

General and administrative expenses were $10.0 million for the six months ended June 30, 2023, which is stable compared to $10.4 million for the six months ended June 30, 2022.

Research and Development Expenses

Research and development expenses were $13.0 million for the six months ended June 30, 2023, as compared to $16.0 million for the six months ended June 30, 2022, representing a decrease of $3.0 million, or 18.9%, which was mainly due to decreased R&D activities for new projects.

Other Income, net

Other income, net was $3.5 million for the six months ended June 30, 2023, which was comprised of government subsidies, as compared to $6.3 million for the six months ended June 30, 2022, representing a decrease of $2.8 million, which was mainly due to the government subsidies received for the six months ended June 30, 2023 being less than the amount received for the six months ended June 30, 2022.

Interest Expense

Interest expense was $0.5 million for the six months ended June 30, 2023, as compared to $0.8 million for the six months ended June 30, 2022, representing a decrease of $0.3 million, which is mainly due to the decrease in short-term loans.

Financial income, net

Financial income, net was $3.5 million for the six months ended June 30, 2023, as compared to financial income, net of $4.6 million for the six months ended June 30, 2022, representing a decrease in financial income of $1.1 million, which was primarily due to a decrease in the foreign exchange gain due to the appreciation of USD against RMB.

Income Taxes

Income tax expense was $ 2.3 million for the six months ended June 30, 2023, compared to $4.1 million for the six months ended June 30, 2022, which was primarily due to the valuation allowance provided in the six months ended June 30, 2022, whereas no significant valuation allowance was recognized in the six months ended June 30, 2023.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $2.1 million for the six months ended June 30, 2023, compared to net income attributable to non-controlling interests of $0.7 million for the six months ended June 30, 2022, representing an increase in net income attributable to non-controlling interests of $1.4 million.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $17.3 million for the six months ended June 30, 2023, compared to net income attributable to parent company’s common shareholders of $9.4 million for the six months ended June 30, 2022, representing an increase in net income attributable to parent company’s common shareholders of $7.9 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of June 30, 2023, the Company had cash and cash equivalents and short-term investments of $111.1 million, compared to $134.1 million as of December 31, 2022, representing a decrease of $23.0 million, or 17.2%.

The Company had working capital (total current assets less total current liabilities) of $153.3 million as of June 30, 2023, compared to $156.5 million as of December 31, 2022, representing a decrease of $3.2 million, or 2.0%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one-time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

We cannot predict the impact COVID-19 may have on our cash fleow for the rest of 2023. However, based on our liquidity assessment, we believe that our cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least twelve months subsequent to the filing of this report.

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

The Company had short-term loans of $38.5 million, long-term loans of $0.7 million (See Note 7) and bankers’ acceptances of $84.3 million (See Note 8) as of June 30, 2023.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker’s acceptances is expected to be reduced by approximately $16.0 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker’s acceptances in the future, it may be required by the banks to provide additional mortgages of $16.0 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.5 million, which is 53.0%, the mortgage ratio, of $16.0 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of June 30, 2023, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available(2)	Used(3)	Value(4)
1. Comprehensive credit facilities	China CITIC Bank (1)	Aug-2024	67,121	30,402	26,455

2. Comprehensive credit facilities	Hankou Bank(1)	Mar-2024	13,839	5,564	—

3. Comprehensive credit facilities	Hubei Bank(1)	Mar-2024	23,527	16,265	71,688

4. Comprehensive credit facilities	Chongqing Bank	Mar-2025	969	747	1,767

5. Comprehensive credit facilities	China Constitution Bank	Sep-2025	2,768	1,384	6,281

6. Comprehensive credit facilities	China Merchants Bank(1)	June-2024	13,839	4,380	—

7. Comprehensive credit facilities	Bank of China(1)(5)	Aug-2023	12,594	5,536	—

8. Comprehensive credit facilities	China Everbright Bank	Dec-2025	4,152	3,321	8,694

9. Comprehensive credit facilities	China Industrial Bank	Mar-2024	692	—	2,735

10. Comprehensive credit facilities	Bank of China (Chongqing)	Jun-2024	692	692	3,493

Total			$140,193	$68,291	$121,113
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
(2)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(3)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $34.8 million and notes payable of $33.4 million and derivatives of $0.1 million as of June 30, 2023.
(4)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of June 30, 2023, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $121.1 million.
(5)	This credit facility expired on August 7, 2023. The company is currently in the process of negotiating with the bank to renew the credit facility.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s bank loan terms range from 4 months to 35 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $26.5 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

2. Equipment with an assessed value of approximately $71.7 million as security for its revolving comprehensive credit facility with Hubei Bank.

3. Buildings with an assessed value of approximately $1.8 million as security for its comprehensive credit facility with Chongqing Bank.

4. Land use rights and buildings with an assessed value of approximately $6.3 million as security for its revolving comprehensive credit facility with China Constitution Bank.

5. Land use rights and buildings with an assessed value of approximately $8.7 million as security for its revolving comprehensive credit facility with China Everbright Bank.

6. Land use rights and buildings with an assessed value of approximately $2.7 million as security for its revolving comprehensive credit facility with China Industrial Bank.

7. Land use rights and buildings with an assessed value of approximately $3.5 million as security for its revolving comprehensive credit facility with China Industrial Bank of China (Chongqing).

Short-term and Long-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of June 30, 2023 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
Bank of China	Working Capital	October 28, 2022	12	2,768	3.00%	Pay monthly	October 28, 2023

Bank of China	Working Capital	September 28, 2022	12	2,768	3.00%	Pay monthly	September 27, 2023

China CITIC Bank	Working Capital	September 26, 2022	12	692	3.65%	Pay monthly	September 25, 2023

China CITIC Bank	Working Capital	September 26, 2022	12	692	3.65%	Pay quarterly	September 25, 2023

China CITIC Bank	Working Capital	March 2, 2023	12	1,384	3.65%	Pay monthly	March 1, 2024

China CITIC Bank	Working Capital	March 23, 2023	12	692	3.65%	Pay monthly	March 23, 2024

China Constitution Bank	Working Capital	September 28, 2022	12	1,384	3.50%	Pay monthly	September 26, 2023

Bank of China	Working Capital	June 8, 2023	12	374	3.50%	Pay quarterly	June 8, 2024

Bank of China	Working Capital	June 8, 2023	12	318	3.50%	Pay quarterly	June 8, 2024

Chongqing Bank	Working Capital	April 14, 2022	24	14	3.80%	Pay semiannually	April 14, 2024

Chongqing Bank	Working Capital	April 14, 2022	18	14	3.80%	Pay semiannually	October 14, 2023

Chongqing Bank	Working Capital	April 14, 2022	35	24	3.80%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	April 27, 2022	35	116	3.80%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	May 12, 2022	34	72	3.80%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	May 24, 2022	34	53	3.80%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	June 16, 2022	33	42	3.80%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	June 29, 2022	33	112	3.80%	Pay semiannually	March 20, 2025

Chongqing Bank	Working Capital	July 28, 2022	33	77	3.80%	Pay semiannually	April 13, 2025

Chongqing Bank	Working Capital	January 16, 2023	27	156	3.80%	Pay semiannually	April 13, 2025

Chongqing Bank	Working Capital	February 20, 2023	26	19	3.80%	Pay semiannually	April 13, 2025

Chongqing Bank	Working Capital	March 21, 2023	25	22	3.80%	Pay semiannually	April 13, 2025

China CITIC Bank	Working Capital	June 26, 2023	7	6,275	2.35%	Pay in arrear	February 1, 2024

China CITIC Bank	Working Capital	March 28, 2023	12	5,344	2.70%	Pay in arrear	March 27, 2024

China CITIC Bank	Working Capital	June 20, 2023	7	3,875	2.34%	Pay in arrear	January 26, 2024

Hankou Bank	Working Capital	March 30, 2023	9	2,652	2.30%	Pay in arrear	December 25, 2023

China CITIC Bank	Working Capital	March 28, 2023	12	4,442	2.70%	Pay in arrear	March 26, 2024

China CITIC Bank(1)	Working Capital	January 10, 2023	6	110	1.80%	Pay in arrear	July 3, 2023

China CITIC Bank(1)	Working Capital	January 10, 2023	6	823	1.80%	Pay in arrear	July 4, 2023

China CITIC Bank(1)	Working Capital	February 17, 2023	5	685	2.50%	Pay in arrear	July 17, 2023

China CITIC Bank(1)	Working Capital	February 16, 2023	5	274	2.50%	Pay in arrear	July 17, 2023

China CITIC Bank	Working Capital	April 25, 2023	4	824	2.30%	Pay in arrear	September 1, 2023

China CITIC Bank	Working Capital	May 30, 2023	4	247	1.88%	Pay in arrear	October 5, 2023

China CITIC Bank	Working Capital	May 30, 2023	5	124	1.88%	Pay in arrear	October 20, 2023

China CITIC Bank	Working Capital	June 19, 2023	5	275	2.00%	Pay in arrear	November 4, 2023

China CITIC Bank	Working Capital	June 26, 2023	5	206	1.85%	Pay in arrear	November 10, 2023

China CITIC Bank	Working Capital	June 5, 2023	5	274	1.90%	Pay in arrear	November 15, 2023

China CITIC Bank	Working Capital	June 5, 2023	5	274	1.90%	Pay in arrear	November 15, 2023

China CITIC Bank	Working Capital	June 5, 2023	5	274	1.90%	Pay in arrear	November 15, 2023

China CITIC Bank	Working Capital	June 26, 2023	5	137	1.85%	Pay in arrear	November 15, 2023

China CITIC Bank	Working Capital	June 26, 2023	5	158	1.85%	Pay in arrear	November 15, 2023

China CITIC Bank	Working Capital	June 5, 2023	6	63	1.90%	Pay in arrear	November 30, 2023

China CITIC Bank	Working Capital	June 19, 2023	5	8	2.00%	Pay in arrear	December 2, 2023

China CITIC Bank	Working Capital	June 19, 2023	5	12	2.00%	Pay in arrear	December 2, 2023

Total				$39,149
(1)	These bank loans were repaid in July, 2023 when they became due.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of June 30, 2023.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2023 (figures are in thousands of USD):

			Amount
			Payable on
Purpose	Term (Months)	Due Date	Due Date
Working Capital(1)	6	Jul. 2023	15,052
Working Capital(1)	6	Aug.2023	12,927
Working Capital	6	Sep. 2023	21,666
Working Capital	6	Oct. 2023	11,137
Working Capital	6	Nov.2023	14,040
Working Capital	6	Dec. 2023	9,458
Total (See Note 8)			$84,280
(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of June 30, 2023.

Cash Flows

(a)	Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $0.1 million, compared to net cash provided by operating activities of $14.5 million for the same period of 2022, representing a decrease in net cash inflows by $14.6 million, which was mainly due to (1) the increase in net income excluding non-cash items by $1.8 million, (2) the increase in the cash inflows from movements of inventory by $7.5 million, (3) the increase in the cash outflows from movements of accounts and notes receivable by $14.0 million, (4) the increase in the cash outflows from movements of accounts and notes payable by $4.2 million, and (5) a combination of other factors contributing an increase of cash outflows by $5.7 million.

(b)	Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $24.0 million, as compared to net cash used in investing activities of $24.4 million for the same period of 2022, representing a decrease in net cash outflows by $0.4 million, which was mainly due to the net effect of (1) a decrease in purchase of short-term investments of $ 19.3 million, (2) an decrease in proceeds from maturities of short-term investments by $14.3 million, (3) an increase in payments to acquire investments under the equity method by $2.2 million, and (4) a combination of other factors contributing an increase of cash outflows by $2.4 million, primarily including a decrease in cash received from long-term investment by $2.1 million and an increase in payments to acquire intangible assets by $2.3 million.

(c)	Financing Activities

Net cash used in financing activities for the six months ended June 30, 2023 was $5.6 million, compared to net cash provided in financing activities of $1.6 million for the same period of 2022, representing an increase in net cash outflows by $7.2 million, which was mainly due to the net effect of (1) an increase in repayment of bank loan by $6.9 million, (2) a decrease in proceeds from bank loan by $1.6 million, (3) a decrease in repayments of the borrowing for sale and leaseback transaction by $1.1 million, and (4) a combination of other factors contributing an increase of cash inflows by $0.2 million.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 regarding this matter.

ITEM 4.          CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 11, 2023	By:	/ s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 11, 2023	By:	/s/ Jie Li
Jie Li
Chief Financial Officer