Form 10-Q
period 2023-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2023-11-13
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the Company had 30,185,702 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

INDEX

		Page

	Part I — Financial Information	4

Item 1.	Unaudited Financial Statements.	4
	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2023 and 2022	4
	Condensed Unaudited Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	6
	Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	7
	Notes to Condensed Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	36
Item 4.	Controls and Procedures.	37

	Part II — Other Information	38

Item 1.	Legal Proceedings.	38
Item 1A.	Risk Factors.	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38
Item 3.	Defaults Upon Senior Securities.	38
Item 4.	Mine Safety Disclosures.	38
Item 5.	Other Information.	38
Item 6.	Exhibits.	39

Signatures		40

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

PART I — FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended September 30,
	2023	2022
Net product sales ($8,407 and $11,181 sold to related parties for the three months ended September 30, 2023 and 2022)	$137,541	$137,207
Cost of products sold ($6,266 and $7,689 purchased from related parties for the three months ended September 30, 2023 and 2022)	112,784	116,289
Gross profit	24,757	20,918
Gain on other sales	2,177	2,290
Less: Operating expenses
Selling expenses	3,803	3,978
General and administrative expenses	6,108	4,893
Research and development expenses	6,870	9,450
Total operating expenses	16,781	18,321
Income from operations	10,153	4,887
Other income, net	1,155	744
Interest expense	(245)	(384)
Financial income, net	163	4,760
Income before income tax expenses and equity in earnings of affiliated companies	11,226	10,007
Less: Income taxes	688	899
Add: Equity in earnings/(loss) of affiliated companies	706	(1,101)
Net income	11,244	8,007
Less: Net income attributable to non-controlling interests	1,749	529
Accretion to redemption value of redeemable non-controlling interests	(7)	(8)
Net income attributable to parent company’s common shareholders	$9,488	$7,470
Comprehensive income:
Net income	$11,244	$8,007
Other comprehensive income:
Foreign currency translation income/(loss), net of tax	3,580	(18,705)
Comprehensive income/(loss)	14,824	(10,698)
Less: Comprehensive income/(loss) attributable to non-controlling interests	3,590	(604)
Accretion to redemption value of redeemable non-controlling interests	(7)	(8)
Comprehensive income/(loss) attributable to parent company	$11,227	$(10,102)

Net income attributable to parent company’s common shareholders per share -
Basic	$0.31	$0.24
Diluted	$0.31	$0.24

Weighted average number of common shares outstanding -
Basic	30,185,702	30,637,876
Diluted	30,189,363	30,640,260

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Nine Months Ended September 30,
	2023	2022
Net product sales ($35,177 and $31,343 sold to related parties for the nine months ended September 30, 2023 and 2022)	$417,194	$400,764
Cost of products sold ($20,592 and $21,725 purchased from related parties for the nine months ended September 30, 2023 and 2022)	348,101	342,401
Gross profit	69,093	58,363
Gain on other sales	3,572	5,326
Less: Operating expenses
Selling expenses	10,981	12,358
General and administrative expenses	16,132	15,309
Research and development expenses	19,866	25,473
Total operating expenses	46,979	53,140
Income from operations	25,686	10,549
Other income, net	4,620	7,067
Interest expense	(770)	(1,156)
Financial income, net	3,704	9,318
Income before income tax expenses and equity in earnings of affiliated companies	33,240	25,778
Less: Income taxes	3,004	5,013
Add: Equity in earnings/(loss) of affiliated companies	359	(2,674)
Net income	30,595	18,091
Less: Net income attributable to non-controlling interests	3,799	1,229
Accretion to redemption value of redeemable non-controlling interests	(22)	(23)
Net income attributable to parent company’s common shareholders	$26,774	$16,839
Comprehensive income:
Net income	$30,595	$18,091
Other comprehensive income:
Foreign currency translation loss, net of tax	(8,752)	(36,323)
Comprehensive income/(loss)	21,843	(18,232)
Less: Comprehensive income/(loss) attributable to non-controlling interests	4,831	(957)
Accretion to redemption value of redeemable non-controlling interests	(22)	(23)
Comprehensive income/(loss) attributable to parent company	$16,990	$(17,298)

Net income attributable to parent company’s common shareholders per share -
Basic	$0.89	$0.55
Diluted	$0.89	$0.55

Weighted average number of common shares outstanding -
Basic	30,185,702	30,778,336
Diluted	30,190,660	30,779,883

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$108,244	$121,216
Pledged cash	26,877	37,735
Accounts and notes receivable, net - unrelated parties	227,946	214,308
Accounts and notes receivable, net - related parties	13,571	10,016
Inventories	103,187	112,236
Other current assets	29,127	25,207
Total current assets	508,952	520,718
Non-current assets:
Property, plant and equipment, net	100,598	106,606
Land use rights, net	9,073	9,555
Long-term investments	60,866	59,810
Other non-current assets	28,604	17,663
Total assets	$708,093	$714,352

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$38,568	$45,671
Accounts and notes payable-unrelated parties	211,788	218,412
Accounts and notes payable-related parties	10,283	16,695
Accrued expenses and other payables	47,573	48,311
Other current liabilities	34,439	35,106
Total current liabilities	342,651	364,195
Long-term liabilities:
Long-term tax payable	8,781	15,805
Other non-current liabilities	7,402	6,937
Total liabilities	$358,834	$386,937

Commitments and Contingencies (See Note 22)

Mezzanine equity:
Redeemable non-controlling interests	605	582

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of September 30, 2023 and December 31, 2022, respectively	$3	$3
Additional paid-in capital	63,731	63,731
Retained earnings-
Appropriated	11,851	11,851
Unappropriated	273,948	247,174
Accumulated other comprehensive income	(13,197)	(3,413)
Treasury stock – 2,152,600 and 2,152,600 shares as of September 30, 2023 and December 31, 2022, respectively	(7,695)	(7,695)
Total parent company stockholders’ equity	328,641	311,651
Non-controlling interests	20,013	15,182
Total stockholders’ equity	348,654	326,833
Total liabilities, mezzanine equity and stockholders’ equity	$708,093	$714,352

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$30,595	$18,091
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	13,666	17,402
(Reversal)/provision of credit losses	(450)	602
Deferred income taxes	(1,017)	2,880
Equity in earnings of affiliated companies	(359)	2,674
Loss on fixed assets disposals	79	35
(Increase)/decrease in:
Accounts and notes receivable	(24,315)	(21,616)
Inventories	6,070	115
Other current assets	(1,391)	(3,748)
Other non-current assets	(517)	—
Increase/(decrease) in:
Accounts and notes payable	(6,198)	5,795
Accrued expenses and other payables	849	3,004
Long-term taxes payable	(5,268)	(2,809)
Other current liabilities	(1,004)	9,252
Net cash provided by operating activities	10,740	31,677
Cash flows from investing activities:
(Increase)/decrease in demand loans included in other non-current assets	—	288
Cash received from property, plant and equipment sales	664	1,143
Payments to acquire property, plant and equipment (including $6,414 and $2,632 paid to related parties for the nine months ended September 30, 2023 and 2022, respectively)	(12,184)	(11,842)
Payments to acquire intangible assets	(2,437)	(68)
Investment under the equity method	(7,729)	(12,802)
Purchase of short-term investments	(55,290)	(79,311)
Proceeds from maturities of short-term investments	48,281	55,944
Cash received from long-term investments	3,115	3,986
Net cash used in investing activities	(25,580)	(42,662)
Cash flows from financing activities:
Proceeds from bank loans	42,828	43,616
Repayments of bank loans	(48,147)	(41,465)
Repayments of the borrowing for sale and leaseback transaction	—	(1,130)
Repurchase of common shares	—	(1,567)
Net cash used in financing activities	(5,319)	(546)
Effects of exchange rate on cash, cash equivalents and pledged cash	(3,671)	(16,223)
Net decrease in cash, cash equivalents and pledged cash	(23,830)	(27,754)
Cash, cash equivalents and pledged cash at beginning of the period	158,951	159,499
Cash, cash equivalents and pledged cash at end of the period	$135,121	$131,745

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2023 and 2022

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

The Company owns the following aggregate net interests in the following subsidiaries organized in the People’s Republic of China, the “PRC,” and Brazil as of September 30, 2023 and December 31, 2022.

	Percentage Interest
	September 30,	December 31,
Name of Entity	2023	2022
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [5]	100.00%	100.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB” [12]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong” [13]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” [14]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [15]	100.00%	100.00%
Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong” [16]	100.00%	—
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.
6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

7.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.
12.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.
13.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
14.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
15.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.
16.	In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products.

2.           Basis of presentation and significant accounting policies

(a)	Basis of Presentation

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

The results of operations for the three months and nine months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023.

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

No accounting standards newly issued during the three months ended September 30, 2023 had a material impact on the Company’s financial statements or disclosures.

(c)	Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2022.

3.           Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of September 30, 2023 and December 31, 2022 are summarized as follows (figures are in thousands of USD):

	September 30, 2023	December 31, 2022
Accounts receivable - unrelated parties	$146,598	$139,533
Notes receivable - unrelated parties	94,782	89,134
Total accounts and notes receivable - unrelated parties	241,380	228,667
Less: allowance for credit losses - unrelated parties	(13,434)	(14,359)
Accounts and notes receivable, net - unrelated parties	227,946	214,308
Accounts and notes receivable - related parties	15,336	11,779
Less: allowance for credit losses - related parties	(1,765)	(1,763)
Accounts and notes receivable, net - related parties	13,571	10,016
Accounts and notes receivable, net	$241,517	$224,324

Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of September 30, 2023 and December 31, 2022, the Company pledged its notes receivable in amounts of $17.7 million and $13.7 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity (See Note 8).

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of operations, amounted to $0.01 million for the three months ended September 30, 2023.

Provision for doubtful accounts and notes receivable, as reversed in the unaudited consolidated statements of operations, amounted to $0.12 million for the three months ended September 30, 2022.

Provision for doubtful accounts and notes receivable, as reversed in the unaudited consolidated statements of operations, amounted to $0.5 million for the nine months ended September 30, 2023.

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of operations, amounted to $0.6 million for the nine months ended September 30, 2022.

During the three months ended September 30, 2023, the Company’s five largest customers accounted for 42.2% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net product sales, i.e., 18.3%. During the nine months ended September 30, 2023, the Company’s five largest customers accounted for 40.9% of its consolidated net product sales, with one customer accounting for more than 10% of consolidated net product sales, i.e., 19.4%. As of September 30, 2023, approximately 5.3% of accounts receivable were from trade transactions with the aforementioned customer.

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

4.           Inventories

The Company’s inventories as of September 30, 2023 and December 31, 2022 consisted of the following (figures are in thousands of USD):

	September 30, 2023	December 31, 2022
Raw materials	$23,509	$24,502
Work in process	16,298	16,001
Finished goods	60,638	71,371
Cost of R&D service	2,742	362
Total	$103,187	$112,236

The Company recorded $2.1 million and $1.2 million of inventory write-down to cost of products sold for the three months ended September 30, 2023 and 2022, respectively, and $7.0 million and $3.8 million for the nine months ended September 30, 2023 and 2022, respectively.

5.           Long-term investments

The Company’s long-term investments as of September 30, 2023 and December 31, 2022, are summarized as follows (figures are in thousands of USD):

	September 30, 2023	December 31, 2022
Sentient AB (1)	$20,550	$21,831
Chongqing Venture Fund	13,632	14,435
Hubei Venture Fund	11,352	11,738
Suzhou Qingshan (2)	8,212	4,179
Suzhou Venture Fund	3,862	5,473
Suzhou Mingzhi (3)	1,254	—
Henglong Tianyu	713	774
Chongqing Jinghua	658	695
Jiangsu Intelligent	633	685
Total	$60,866	$59,810
(1)	In June 2021, Hubei Henglong entered into a share purchase agreement with Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”. In accordance with the agreement, CAAS would purchase 200 shares (representing 40% of Sentient AB’s share capital) from Jingzhou WiseDawn for total consideration of RMB 155.2 million, equivalent to approximately $24.5 million at prevailing rate. The transaction was completed in March 2022. Pursuant to the share purchase agreement, Hubei Henglong has the right to appoint two directors to the board of directors, and it can exercise significant influence over Sentient AB. Therefore, the investment is accounted for using the equity method. As of September 30, 2023, the Company has paid the total consideration.
(2)	In January 2022, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Qingshan Zhiyuan Venture Capital Fund L.P., “Suzhou Qingshan”. As of September 30, 2023, Hubei Henglong has paid RMB 60.0 million, equivalent to approximately $9.1 million, to purchase 22.56% of Suzhou Qingshan’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Qingshan’s operating and financial policies. The investment is accounted for using the equity method.
(3)	In June 2023, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Mingzhi Intelligent Manufacturing Industry Investment Fund L.P., “Suzhou Mingzhi”. As of September 30, 2023, Hubei Henglong has paid RMB 9.0 million, equivalent to approximately $1.2 million, representing 19.74% of Suzhou Mingzhi’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Mingzhi’s operating and financial policies. The investment is accounted for using the equity method.

The condensed financial information of the Company’s significant equity investee for the three and nine months ended September 30, 2023 and 2022, Chongqing Venture Fund, is summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
(Loss) from continuing operations	(3,729)	(2,395)	(2,342)	(17,389)
Net (loss)	$(3,729)	(2,395)	$(2,342)	(17,389)

6.           Property, plant and equipment, net

The Company’s property, plant and equipment, net as of September 30, 2023 and December 31, 2022 are summarized as follows (figures are in thousands of USD):

	September 30, 2023	December 31, 2022
Costs:
Buildings	$63,139	$64,928
Machinery and equipment	237,652	239,385
Electronic equipment	5,802	6,242
Motor vehicles	4,462	4,308
Construction in progress	8,442	8,238
Total amount of property, plant and equipment	319,497	323,101
Less: Accumulated depreciation (1)	(218,899)	(216,495)
Total amount of property, plant and equipment, net (2)	$100,598	$106,606
(1)	Depreciation charges were $3.9 million and $5.2 million for the three months ended September 30, 2023 and 2022, respectively, and $12.7 million and $16.7 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)	As of September 30, 2023 and December 31, 2022, the Company pledged property, plant and equipment and land use rights with net book value of approximately $44.8 million and $51.6 million, respectively, as security for its comprehensive credit facilities with banks in China.

7.           Loans

Loans consist of the following as of September 30, 2023 and December 31, 2022 (figures are in thousands of USD):

	September 30, 2023	December 31, 2022
Short-term bank loans	$38,568	$45,671
Long-term bank loans	1,295	528
Total	$39,863	$46,199

The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $173.0 million and $148.3 million, respectively, as of September 30, 2023 and December 31, 2022. As of September 30, 2023 and December 31, 2022, the Company has drawn down loans under these facilities with an aggregate amount of $39.9 million and $46.2 million, respectively. The weighted average interest rate was 2.9% and 2.9% per annum, for the three months ending September 30, 2023 and the year ended December 31, 2022, respectively.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants during the three months ended September 30, 2023.

8.           Accounts and notes payable

The Company’s accounts and notes payable as of September 30, 2023 and December 31, 2022 are summarized as follows (figures are in thousands of USD):

	September 30, 2023	December 31, 2022
Accounts payable - unrelated parties	$138,790	$133,882
Notes payable - unrelated parties (1)	72,998	84,530
Accounts and notes payable - unrelated parties	211,788	218,412
Accounts and notes payable - related parties	10,283	16,695
Total	$222,071	$235,107
(1)	Notes payable represent payables in the form of notes issued by the bank. As of September 30, 2023 and December 31, 2022, the Company has pledged cash of $26.8 million and $37.6 million, respectively. As of September 30, 2023 and December 31, 2022,

the Company has pledged notes receivable of $17.7 million and $13.7 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of September 30, 2023 and December 31, 2022, the Company has used credit facilities for issue of bank notes with amount of $31.6 million and $39.6 million.

9.           Accrued expenses and other payables

The Company’s accrued expenses and other payables as of September 30, 2023 and December 31, 2022 are summarized as follows (figures are in thousands of USD):

	September 30, 2023	December 31, 2022
Warranty reserves (1)	$34,989	$32,435
Accrued expenses	9,200	9,652
Payables for overseas transportation and custom clearance	303	294
Dividends payable to holders of non-controlling interests	418	431
Accrued interest	238	465
Payable for the investment in Sentient AB (See Note 5)	—	2,043
Other payables	2,425	2,991
Balance at end of year/period	$47,573	$48,311
(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three and nine months ended September 30, 2023 and 2022, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of the period	$33,948	$35,028	$32,435	$36,572
Additions during the period	4,164	4,712	13,592	11,685
Settlement within the period	(3,340)	(3,255)	(9,973)	(9,909)
Foreign currency translation gain	217	(1,959)	(1,065)	(3,822)
Balance at end of the period	$34,989	$34,526	$34,989	$34,526

10.	Fair value measurement

The Company has entered into foreign exchange forward contracts with a local bank to reduce the exposure of significant changes in exchange rates between RMB and USD. Authoritative guidance requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets based upon quoted market prices for comparable instruments. The Company’s forward contracts have not met the criteria for hedge accounting within authoritative guidance. Therefore, the foreign exchange forward contracts have been recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of operations within “other income, net” in the period in which they occur. The Company held foreign exchange forward contracts with a total notional value of $1.0 million and nil as of September 30, 2023 and December 31, 2022, respectively. These foreign exchange forward contracts will mature within 12 months. The Company used a discounted cash-flow methodology to measure fair value, which requires inputs such as interest yield curves and foreign exchange rates. The significant inputs used in the aforementioned model can be corroborated with market observable data and therefore the fair value measurements are classified as level 2. Typically, any losses or gains on the forward exchange contracts are offset by re-measurement losses or gains on the underlying balances denominated in non-functional currencies. The Company’s foreign currency exchange contracts are an over-the-counter instrument. The Company recorded loss from change in fair value of foreign exchange forward contracts of $0.04 million and nil during the nine months ended September 30, 2023 and 2022.

11.         Redeemable non-controlling interests

In September 2020, one of the Company’s subsidiaries issued shares to Hubei Venture Fund amounting to RMB5.0 million, equivalent to approximately $0.7 million translated at spot rate of transaction date. The shares will be transferred to the Company and the other shareholder of the subsidiary on a pro rata basis at the holder’s option if the subsidiary fails to complete a qualified IPO in a pre-agreed period of time after their issuance with a transfer price of par plus 6.0% per year. As of September 30, 2023, $0.6 million of the shares are subject to purchase by the Company and are therefore accounted for as redeemable non-controlling interests in mezzanine equity.

For the three and nine months ended September 30, 2023, the Company recognized accretion of $0.007 million and $0.022 million, respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

For the three and nine months ended September 30, 2022, the Company recognized accretion of $0.008 million and $0.023 million, respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

12.         Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three and nine months ended September 30, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of the period	$63,731	$63,731	$63,731	$63,731
Balance at end of the period	$63,731	$63,731	$63,731	$63,731

13.         Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three and nine months ended September 30, 2023 and 2022, no statutory reserve was appropriated by the subsidiaries in China.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three and nine months ended September 30, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of the period	$11,851	$11,481	$11,851	$11,481
Balance at end of the period	$11,851	$11,481	$11,851	$11,481

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three and nine months ended September 30, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of the period	$264,460	$235,732	$247,174	$226,363
Net income attributable to parent company	9,495	7,478	26,796	16,862
Accretion of redeemable non-controlling interests	(7)	(8)	(22)	(23)
Balance at end of the period	$273,948	$243,202	$273,948	$243,202

14.         Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three and nine months ended September 30, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of the period	$(14,936)	$8,152	$(3,413)	$24,717
Foreign currency translation adjustment attributable to parent company	1,739	(17,572)	(9,784)	(34,137)
Balance at end of the period	$(13,197)	$(9,420)	$(13,197)	$(9,420)

15.         Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through March 30, 2023. As of September 30, 2023 and December 31, 2022, the Company had repurchased 666,074 shares of the Company’s common stock under the program and the total number of shares held in treasury was 2,152,600. The repurchased shares are presented as “treasury stock” on the balance sheet.

16.         Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three and nine months ended September 30, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of the period	$16,423	$15,501	$15,182	$15,854
Net income attributable to non-controlling interests	1,749	529	3,799	1,229
Foreign currency translation adjustment attributable to non-controlling interests	1,841	(1,133)	1,032	(2,186)
Balance at end of the period	$20,013	$14,897	$20,013	$14,897

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

Contract liabilities are mainly customer deposits. As of September 30, 2023 and December 31, 2022, the Company has customer deposits of $8.5 million and $5.7 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the nine months ended September 30, 2023, $6.9 million was received and $4.1 million (including $2.6 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the nine months ended September 30, 2022, $4.3 million was received and $3.0 million (including $2.4 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

18.         Financial income, net

During the three and nine months ended September 30, 2023 and 2022, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$322	$340	$886	$903
Foreign exchange (loss)/gain, net	(130)	4,453	2,978	8,688
Bank charges	(29)	(33)	(160)	(273)
Total financial income, net	$163	$4,760	$3,704	$9,318

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

The calculations of basic and diluted income per share attributable to the parent company for the three months ended September 30, 2023 and 2022, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended September 30,
	2023	2022
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$9,488	$7,470
Denominator:
Weighted average shares outstanding	30,185,702	30,637,876
Dilutive effects of stock options	3,661	2,384
Denominator for dilutive income per share - Diluted	30,189,363	30,640,260
Net income per share attributable to parent company’s common shareholders – Basic	$0.31	$0.24
Net income per share attributable to parent company’s common shareholders - Diluted	$0.31	$0.24

The calculations of basic and diluted income per share attributable to the parent company for the nine months ended September 30, 2023 and 2022, were as follows (figures are in thousands of USD, except share and per share amounts):

	Nine Months Ended September 30,
	2023	2022
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$26,774	$16,839
Denominator:
Weighted average shares outstanding	30,185,702	30,778,336
Dilutive effects of stock options	4,958	1,547
Denominator for dilutive income per share - Diluted	30,190,660	30,779,883
Net income per share attributable to parent company’s common shareholders - Basic	$0.89	$0.55
Net income per share attributable to parent company’s common shareholders - Diluted	$0.89	$0.55

As of September 30, 2023 and 2022, the exercise prices for 22,500 and 30,000 outstanding stock options exceeded the weighted average market price of the Company’s common stock during the three and nine months ended September 30, 2023 and 2022, respectively. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

21.         Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related party sales

	Three Months Ended September 30,
	2023	2022
Merchandise sold to related parties	$8,407	$11,181
Materials and others sold to related parties	233	646
Rental income obtained from related parties	82	114
Total	$8,722	$11,941

	Nine Months Ended September 30,
	2023	2022
Merchandise sold to related parties	$35,177	$31,343
Materials and others sold to related parties	1,560	2,222
Rental income obtained from related parties	221	359
Total	$36,958	$33,924

Related party purchases

	Three Months Ended September 30,
	2023	2022
Materials purchased from related parties	$6,266	$7,689
Equipment purchased from related parties	2,820	831
Others purchased from related parties	20	330
Total	$9,106	$8,850

	Nine Months Ended September 30,
	2023	2022
Materials purchased from related parties	$20,592	$21,725
Equipment purchased from related parties	3,453	1,951
Others purchased from related parties	44	487
Total	$24,089	$24,163

Related party investment transaction

	Nine Months Ended September 30,
	2023	2022
Equity interest purchase from related parties	$—	$23,618

Related party receivables

	September 30, 2023	December 31, 2022
Accounts and notes receivable, net from related parties	$13,571	$10,016

Related party advance payments

	September 30, 2023	December 31, 2022
Advance payments for property, plant and equipment to related parties	$4,806	$1,884
Advance payments and others to related parties	1,970	1,439
Total	$6,776	$3,323

Related party payables

	September 30, 2023	December 31, 2022
Accounts and notes payable	$10,283	$16,695

These transactions were consummated under similar terms as those with the Company’s third-party customers and suppliers.

As of November 13, 2023, Hanlin Chen, the chairman of the board of directors of the Company, owns 59.13% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest and other payables, the following table summarizes the Company’s major commitments and contingencies as of September 30, 2023 (figures are in thousands of USD):

	Payment obligations by period
	2023	2024	2025	Thereafter	Total
Obligations for investment contracts	$—	$—	$—	$2,925	$2,925
Obligations for purchasing and service agreements	26,939	8,308	—	—	35,247
Total	$26,939	$8,308	$—	$2,925	$38,172

23.         Off-balance sheet arrangements

As of September 30, 2023 and December 31, 2022, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2023, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong), and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong) and inspection and testing of automotive products (Zhirong).

As of September 30, 2022, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering (Henglong, Jiulong, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong), and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

The Company’s product sector information for the three and nine months ended September 30, 2023 and 2022, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income/(Loss)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Henglong	$63,580	$62,590	$2,715	$1,996
Jiulong	15,605	16,986	302	196
Wuhu	11,841	11,831	(175)	16
Hubei Henglong	27,602	29,525	2,572	3,116
Henglong KYB	33,491	36,995	4,619	1,760
Brazil Henglong	13,335	11,510	422	188
Other Entities	28,483	22,991	1,464	1,337
Total Segments	193,937	192,428	11,919	8,609
Corporate	—	—	(633)	(211)
Eliminations	(56,396)	(55,221)	(42)	(391)
Total	$137,541	$137,207	$11,244	$8,007

	Net Product Sales		Net Income/(Loss)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Henglong	$192,503	$177,401	$6,755	$5,680
Jiulong	52,106	53,071	1,360	(3,219)
Wuhu	26,726	30,695	471	70
Hubei Henglong	91,165	100,744	5,106	7,939
Henglong KYB	100,846	87,815	9,243	3,927
Brazil Henglong	36,264	30,471	3,459	1,741
Other Entities	75,057	67,667	4,497	3,806
Total Segments	574,667	547,864	30,891	19,944
Corporate	—	—	(1,489)	(632)
Eliminations	(157,473)	(147,100)	1,193	(1,221)
Total	$417,194	$400,764	$30,595	$18,091

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

Most of the Company’s production and research and development institutes are located in China. As of September 30, 2023, the Company has approximately 4,070 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing its work to improve its operations and business structure and achieve profitable growth.

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

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations,high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016. USAI was established in 2005, and the Company and Hubei Wanlong owned 83.34% and 16.66%, respectively. In May 2020, USAI merged with and into Wuhan Chuguanjie, a wholly-owned subsidiary of Wuhan Jielong, and it deregistered from the local business administration on April 28, 2020. Following the merger, 85.0% of Wuhan Chuguanjie was owned by the Company and 15.0% was owned by Hubei Wanlong. In April 2020, Hubei Henglong acquired 100.00% of the shares of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.20 million, equivalent to approximately $0.2 million. Changchun Hualong mainly engages in design and R&D of automotive parts. Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” was formed in December 2019, which mainly engages in the development, manufacturing and sale of high polymer materials. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu, for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. Following the acquisition, the Company owned 100% of the equity interests of Wuhu Henglong. Jingzhou Qingyan deregistered from the local business administration on June 22, 2022. In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automobile

Technology Co., Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products.

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

Results of Operations - Three Months Ended September 30, 2023 and 2022

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended September 30,
	2023	2022	Change	Change%
Net product sales	$137,541	$137,207	$334	0.2%
Cost of products sold	112,784	116,289	(3,505)	(3.0)
Gain on other sales	2,177	2,290	(113)	(4.9)
Selling expenses	3,803	3,978	(175)	(4.4)
General and administrative expenses	6,108	4,893	1,215	24.8
Research and development expenses	6,870	9,450	(2,580)	(27.3)
Other income	1,155	744	411	55.2
Interest expense	(245)	(384)	139	(36.2)
Financial income, net	163	4,760	(4,597)	(96.6)
Income taxes	688	899	(211)	(23.5)
Net income	11,244	8,007	3,237	40.4
Net income attributable to non-controlling interests	1,749	529	1,220	230.6
Net income attributable to parent company’s common shareholders	9,488	7,470	2,018	27.0%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	2023	2022	Change		2023	2022	Change
Henglong	$63,580	$62,590	990	1.6%	57,217	$59,006	(1,789)	(3.0)%
Jiulong	15,605	16,986	(1,381)	(8.1)	13,637	14,584	(947)	(6.5)
Wuhu	11,841	11,831	10	0.1	11,494	11,121	373	3.4
Hubei Henglong	27,602	29,525	(1,923)	(6.5)	23,201	24,384	(1,183)	(4.9)
Henglong KYB	33,491	36,995	(3,504)	(9.5)	28,339	32,669	(4,330)	(13.3)
Brazil Henglong	13,335	11,510	1,825	15.9	11,203	9,948	1,255	12.6
Other Entities	28,483	22,991	5,492	23.9	23,396	18,322	5,074	27.7
Total Segments	193,937	192,428	1,509	0.8	168,487	170,034	(1,547)	(0.9)
Elimination	(56,396)	(55,221)	(1,175)	2.1	(55,703)	(53,745)	(1,958)	3.6
Total	$137,541	$137,207	334	0.2%	112,784	$116,289	(3,505)	(3.0)%

Net Product Sales

Net product sales were $137.5 million for the three months ended September 30, 2023, compared to $137.2 million for the same period in 2022, representing an increase of $0.3 million, or 0.2%, mainly due to the Company’s increased sales of electric power steering (“EPS”) systems and parts and partially offset by the appreciation of the USD against the RMB.

Net sales of traditional steering products and parts were $91.8 million for the three months ended September 30, 2023, compared to $92.4 million for the same period in 2022, representing a decrease of $0.4 million, or 0.4%. Net sales of EPS systems and parts were $45.7 million for the three months ended September 30, 2023 and $44.8 million for the same period in 2022, representing an increase of $0.9 million, or 2.0%. As a percentage of net sales, sales of EPS were 33.2% for the three months ended September 30, 2023, compared with 32.6% for the same period in 2022.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $63.6 million for the three months ended September 30, 2023, compared with $62.6 million for the three months ended September 30, 2022, representing an increase of $1.0 million, or 1.6%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $15.6 million for the three months ended September 30, 2023, compared with $17.0 million for the three months ended September 30, 2022, representing a decrease of $1.4 million, or 8.2%. The decrease was mainly due to the decrease in sales volume of products.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $11.8 million for the three months ended September 30, 2023, which is stable compared to $11.8 million for the same period of 2022.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $27.6 million for the three months ended September 30, 2023, compared with $29.5 million for the three months ended September 30, 2022, representing a decrease of $1.9 million, or 6.4%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Ford.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $33.5 million for the three months ended September 30, 2023, compared with $37.0 million for the three months ended September 30, 2022, representing a decrease of $3.5 million, or 9.5%. The decrease was mainly due to the decrease in sales volume of EPS products used in passenger vehicles.
●	Net product sales for Brazil Henglong were $13.3 million for the three months ended September 30, 2023, compared to $11.5 million for the same period in 2022, representing an increase of $1.8 million, or 15.7%. The increase was mainly due to the increase in demand of Fiat in Brazil.
●	Net product sales for other entities were $28.5 million for the three months ended September 30, 2023, compared to $23.0 million for the same period in 2022, representing an increase of $5.5 million, or 23.9%. The increase was mainly due to the increase in sales of Wuhan Jielong.

Cost of Products Sold

For the three months ended September 30, 2023, the cost of products sold was $112.8 million, compared to $116.3 million for the same period of 2022, representing a decrease of $3.5 million, or 3.0%. The decrease in cost of sales was mainly due to the decrease in sales unit cost as a result of reduced raw material costs. Further analysis is as follows:

●	Cost of products sold for Henglong was $57.2 million for the three months ended September 30, 2023, compared to $59.0 million for the same period of 2022, representing a decrease of $1.8 million, or 3.1%. The decrease was mainly due to the decrease in sales unit cost as a result of reduced raw material costs.

●	Cost of products sold for Jiulong was $13.6 million for the three months ended September 30, 2023, compared to $14.6 million for the same period in 2022, representing a decrease of $1.0 million, or 6.8%. The decrease was mainly due to the decrease in sales volumes.
●	Cost of products sold for Wuhu was $11.5 million for the three months ended September 30, 2023, compared to $11.1 million for the same period of 2022, representing an increase of $0.4 million, or 3.6%. The increase was mainly due to the increase in sales volumes.
●	Cost of products sold for Hubei Henglong was $23.2 million for the three months ended September 30, 2023, compared to $24.4 million for the same period of 2022, representing a decrease of $1.2 million, or 4.9%. The decrease was mainly due to the decrease in sales volumes.
●	Cost of products sold for Henglong KYB was $28.3 million for the three months ended September 30, 2023, compared to $32.7 million for the same period of 2022, representing a decrease of $4.4 million, or 13.5%. The decrease was mainly due to the decrease in sales volume of EPS products used in passenger vehicles.
●	Cost of products sold for Brazil Henglong was $11.2 million for the three months ended September 30, 2023, compared to $9.9 million for the same period in 2022, representing an increase of $1.3 million, or 13.1%. The increase was mainly due to the increase in sales volume, offset by the decrease in sales unit cost as a result of reduced overseas transportation costs.
●	Cost of products sold for other entities was $23.4 million for the three months ended September 30, 2023, compared to $18.3 million for the same period in 2022, representing an increase of $5.1 million, or 27.9%.

Gross margin was 18.0% for the three months ended September 30, 2023, compared to 15.2% for the same period of 2022, representing an increase of 2.8%. The increase was mainly due to the change in product mix and the decrease in sales unit cost for the three months ended September 30, 2023.

Selling Expenses

Selling expenses were $3.8 million for the three months ended September 30, 2023, which is substantially consistent with $4.0 million for the same period of 2022.

General and Administrative Expenses

General and administrative expenses were $6.1 million for the three months ended September 30, 2023, as compared to $4.9 million for the same period of 2022, representing an increase of $1.2 million, or 24.5%, which was primarily due to higher marketing and office expenses, a one-time expense for the Company’s 30th anniversary celebrations and the impact of the appreciation of the USD against the RMB.

Research and Development Expenses

Research and development expenses were $6.9 million for the three months ended September 30, 2023, as compared to $9.5 million for the same period of 2022, representing a decrease of $2.6 million, or 27.4%, which was mainly due to higher R&D expenditures in the third quarter of 2022 for the development of iRCB, eRCB and REPS new products.

Other Income, net

Other income, net was $1.2 million for the three months ended September 30, 2023, as compared to $0.7 million for the three months ended September 30, 2022, representing an increase of $0.5 million, which was mainly due to the government subsidies received for the three months ended September 30, 2023 being more than the amount received for the three months ended September 30, 2022.

Interest Expense

Interest expense was $0.2 million for the three months ended September 30, 2023, as compared to $0.4 million for the three months ended September 30, 2022, representing a decrease of $0.2 million, which is mainly due to the decrease in short-term loans and borrowing rates.

Financial Income, net

Financial income, net was $0.2 million for the three months ended September 30, 2023, as compared to financial income, net of $4.8 million for the three months ended September 30, 2022, representing a decrease in financial income of $4.6 million, which was primarily due to a decrease in the foreign exchange gain due to the foreign exchange volatility.

Income Taxes

Income tax expense was $0.7 million for the three months ended September 30, 2023, as compared to $0.9 million for the three months ended September 30, 2022, which was primarily due to the valuation allowance provided in the three months ended September 30, 2022.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $1.7 million for the three months ended September 30, 2023, compared to $0.5 million for the three months ended September 30, 2022, representing an increase of $1.2 million.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $9.5 million for the three months ended September 30, 2023, compared to net income attributable to parent company’s common shareholders of $7.5 million for the three months ended September 30, 2022, representing an increase of $2.0 million.

Results of Operations - Nine Months Ended September 30, 2023 and 2022

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Nine Months Ended September 30,
	2023	2022	Change	Change%
Net product sales	$417,194	$400,764	$16,430	4.1%
Cost of products sold	348,101	342,401	5,700	1.7
Gain on other sales	3,572	5,326	(1,754)	(32.9)
Selling expenses	10,981	12,358	(1,377)	(11.1)
General and administrative expenses	16,132	15,309	823	5.4
Research and development expenses	19,866	25,473	(5,607)	(22.0)
Other income, net	4,620	7,067	(2,447)	(34.6)
Interest expense	(770)	(1,156)	386	(33.4)
Financial income, net	3,704	9,318	(5,614)	(60.2)
Income taxes	3,004	5,013	(2,009)	(40.1)
Net income	30,595	18,091	12,504	69.1
Net income attributable to non-controlling interests	3,799	1,229	2,570	209.1
Net income attributable to parent company’s common shareholders	26,774	16,839	9,935	59.0%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	2023	2022	Change		2023	2022	Change
Henglong	$192,503	177,401	15,102	8.5%	$175,803	164,794	11,009	6.7%
Jiulong	52,106	53,071	(965)	(1.8)	45,436	47,953	(2,517)	(5.2)
Wuhu	26,726	30,695	(3,969)	(12.9)	24,945	28,841	(3,896)	(13.5)
Hubei Henglong	91,165	100,744	(9,579)	(9.5)	78,990	85,521	(6,531)	(7.6)
Henglong KYB	100,846	87,815	13,031	14.8	88,075	77,788	10,287	13.2
Brazil Henglong	36,264	30,471	5,793	19.0	30,418	26,940	3,478	12.9
Other Entities	75,057	67,667	7,390	10.9	60,347	53,714	6,633	12.3
Total Segments	574,667	547,864	26,803	4.9	504,014	485,551	18,463	3.8
Elimination	(157,473)	(147,100)	(10,373)	7.1	(155,913)	(143,150)	(12,763)	8.9
Total	$417,194	400,764	16,430	4.1%	$348,101	342,401	5,700	1.7%

Net Product Sales

Net product sales were $417.2 million for the nine months ended September 30, 2023, compared to $400.8 million for the same period of 2022, representing an increase of $16.4 million, or 4.1%, mainly due to the Company’s increased sales of EPS systems and parts and partially offset by the appreciation of the USD against the RMB.

Net sales of traditional steering products and parts were $282.1 million for the nine months ended September 30, 2023, which is stable compared to $282.7 million for the same period in 2022. Net sales of EPS systems and parts were $135.1 million for the nine months ended September 30, 2023 and $118.1 million for the same period in 2022, representing an increase of $17.0 million, or 14.4%. As a percentage of net sales, sales of EPS were 32.4% for the nine months ended September 30, 2023, compared to 29.5% for the same period in 2022.

Further analysis by segment (before elimination) is as follows:

●Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $192.5 million for the nine months ended September 30, 2023, compared to $177.4 million for the same period in 2022, representing an increase of $15.1 million, or 8.5%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.
●Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $52.1 million for the nine months ended September 30, 2023, which is stable compared to $53.1 million for the same period of 2022.
●Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $26.7 million for the nine months ended September 30, 2023, compared to $30.7 million for the same period in 2022, representing a decrease of $4.0 million, or 13.0%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Chery.
●Hubei Henglong mainly engages in providing vehicle steering systems to Chrysler and Ford. Net product sales for Hubei Henglong were $91.2 million for the nine months ended September 30, 2023, compared to $100.7 million for the same period in 2022, representing a decrease of $9.5 million, or 9.4%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Chrysler and Ford.
●Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $100.8 million for the nine months ended September 30, 2023, compared with $87.8 million for the nine months ended September 30, 2022, representing an increase of $13.0 million, or 14.8%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles and the increase in average selling prices.
●Net product sales for Brazil Henglong were $36.3 million for the nine months ended September 30, 2023, compared to $30.5 million for the same period in 2022, representing an increase of $5.8 million, or 19.0%. The increase was mainly due to the increase in demand of Fiat in Brazil.

●Net product sales for other entities were $75.1 million for the nine months ended September 30, 2023, compared to $67.7 million for the same period in 2022, representing an increase of $7.4 million, or 10.9%. The increase was mainly due to the increase in sales of Wuhan Jielong.

Cost of Products Sold

For the nine months ended September 30, 2023, the cost of products sold was $348.1 million, compared to $342.4 million for the same period of 2022, representing an increase of $5.7 million, or 1.7%. The increase in cost of sales was mainly due to the increase in sales volume and offset by the decrease in sales unit cost. Further analysis is as follows:

●Cost of products sold for Henglong was $175.8 million for the nine months ended September 30, 2023, compared to $164.8 million for the same period of 2022, representing an increase of $11.0 million, or 6.7%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles, offset by the decrease in sales unit cost as a result of reduced raw material costs.
●Cost of products sold for Jiulong was $45.4 million for the nine months ended September 30, 2023, compared to $48.0 million for the same period of 2022, representing a decrease of $2.6 million, or 5.4%. The decrease was mainly due to the decrease in sales volumes and sales unit cost.
●Cost of products sold for Wuhu was $24.9 million for the nine months ended September 30, 2023, compared to $28.8 million for the same period of 2022, representing a decrease of $3.9 million, or 13.5%. The decrease was mainly due to the decrease in sales volumes.
●Cost of products sold for Hubei Henglong was $79.0 million for the nine months ended September 30, 2023, compared to $85.5 million for the same period of 2022, representing a decrease of $6.5 million, or 7.6%. The decrease was mainly due to the decrease in sales volumes.
●Cost of products sold for Henglong KYB was $88.1 million for the nine months ended September 30, 2023, compared to $77.8 million for the same period of 2022, representing an increase of $10.3 million, or 13.2%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles and the increase in sales unit costs.
●Cost of products sold for Brazil Henglong was $30.4 million for the nine months ended September 30, 2023, compared to $26.9 million for the same period in 2022, representing an increase of $3.5 million, or 13.0%. The increase was mainly due to the increase in sales volume, offset by the decrease in sales unit cost as a result of reduced overseas transportation costs.
●Cost of products sold for other entities was $60.3 million for the nine months ended September 30, 2023, compared to $53.7 million for the same period in 2022, representing an increase of $6.6 million, or 12.3%.

Gross margin was 16.6% for the nine months ended September 30, 2023, compared to 14.6% for the same period of 2022, representing an increase of 2.0%. The increase was mainly due to the change in product mix and the decrease in sales unit cost for the nine months ended September 30, 2023.

Selling Expenses

Selling expenses were $11.0 million for the nine months ended September 30, 2023, as compared to $12.4 million for the nine months ended September 30, 2022, representing a decrease of $1.4 million, or 11.3%, which was mainly due to a decrease in marketing and office expense and the impact of appreciation of the USD against the RMB.

General and Administrative Expenses

General and administrative expenses were $16.1 million for the nine months ended September 30, 2023, as compared to $15.3 million for the nine months ended September 30, 2022, representing an increase of $0.8 million, or 5.2%, which was primarily due to an increase in marketing and office expense and the impact of the appreciation of the USD against the RMB.

Research and Development Expenses

Research and development expenses were $19.9 million for the nine months ended September 30, 2023, as compared to $25.5 million for the nine months ended September 30, 2022, representing a decrease of $5.6 million, or 22.0%, which was mainly due to decreased R&D activities for new projects.

Other Income, net

Other income, net was $4.6 million for the nine months ended September 30, 2023, which was mainly comprised of government subsidies, as compared to $7.1 million for the nine months ended September 30, 2022, representing a decrease of $2.5 million, which was mainly due to the government subsidies received for the nine months ended September 30, 2023 being less than the amount received for the nine months ended September 30, 2022.

Interest Expense

Interest expense was $0.8 million for the nine months ended September 30, 2023, as compared to $1.2 million for the nine months ended September 30, 2022, representing a decrease of $0.4 million, which is mainly due to the decrease in short-term loans and borrowing rates.

Financial Income, net

Financial income, net was $3.7 million for the nine months ended September 30, 2023, as compared to financial income, net of $9.3 million for the nine months ended September 30, 2022, representing a decrease in financial income of $5.6 million, which was primarily due to a decrease in the foreign exchange gain due to the foreign exchange volatility.

Income Taxes

Income tax expense was $3.0 million for the nine months ended September 30, 2023, compared to $5.0 million for the nine months ended September 30, 2022, which was primarily due to the valuation allowance provided in the nine months ended September 30, 2022.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $3.8 million for the nine months ended September 30, 2023, compared to $1.2 million for the nine months ended September 30, 2022, representing an increase of $2.6 million.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $26.8 million for the nine months ended September 30, 2023, compared to net income attributable to parent company’s common shareholders of $16.8 million for the nine months ended September 30, 2022, representing an increase of $10.0 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of September 30, 2023, the Company had cash and cash equivalents and short-term investments of $124.0 million, compared to $134.1 million as of December 31, 2022, representing a decrease of $10.1 million, or 7.5%.

The Company had working capital (total current assets less total current liabilities) of $166.3 million as of September 30, 2023, compared to $156.5 million as of December 31, 2022, representing an increase of $9.8 million, or 6.3%.

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

The Company had short-term loans of $38.6 million, long-term loans of $1.3 million (See Note 7) and bankers’ acceptances of $76.1 million (See Note 8) as of September 30, 2023.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker’s acceptances is expected to be reduced by approximately $16.7 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker’s acceptances in the future, it may be required by the banks to provide additional mortgages of $16.7 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $9.9 million, which is 59.1%, the mortgage ratio, of $16.7 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of September 30, 2023, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available(2)	Used(3)	Value(4)
1. Comprehensive credit facilities	China CITIC Bank (1)	Aug-2024	67,551	35,216	22,871

2. Comprehensive credit facilities	China CITIC Bank (1)	Jan-2024	2,786	975	—

3. Comprehensive credit facilities	Hankou Bank (1)	Mar-2024	13,928	5,599	—

4. Comprehensive credit facilities	Hubei Bank (1)	Mar-2024	23,678	3,501	28,859

5. Comprehensive credit facilities	Chongqing Bank	Mar-2025	975	767	975

6. Comprehensive credit facilities	China Constitution Bank	Sep-2025	2,786	—	2,925

7. Comprehensive credit facilities	China Merchants Bank (1)	June-2024	13,928	4,198	—

8. Comprehensive credit facilities	China Everbright Bank	Dec-2025	4,178	2,431	4,178

9. Comprehensive credit facilities	China Industrial Bank	Mar-2024	696	—	696

10. Comprehensive credit facilities	Bank of China	Jun-2024	696	696	696

11. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Sep-2024	27,856	5,007	19,884

12. Comprehensive credit facilities	Bank of China (1)	Sep-2024	6,964	—	—

13. Comprehensive credit facilities	Bank of China (1)	Sep-2024	6,964	6,964	—

Total			172,986	65,354	81,084
(1)	The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Hankou Bank are guaranteed by Henglong. The comprehensive credit facilities with Hubei Bank are guaranteed by Chen Hanlin in addition to the above pledged assets. The comprehensive credit facilities with Merchants Bank are guaranteed by Hubei Henglong and Chen Hanlin. The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong.
(2)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(3)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $33.7 million and notes payable of $31.6 million and derivatives of $ 0.03 million as of September 30, 2023.
(4)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of September 30, 2023, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $137.2 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s bank loan terms range from 4 months to 36 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $26.6 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

2. Equipment with an assessed value of approximately $72.1 million as security for its comprehensive credit facility with Hubei Bank.

3. Buildings with an assessed value of approximately $1.8 million as security for its comprehensive credit facility with Chongqing Bank.

4. Land use rights and buildings with an assessed value of approximately $6.3 million as security for its comprehensive credit facility with China Constitution Bank.

5. Land use rights and buildings with an assessed value of approximately $8.8 million as security for its comprehensive credit facility with China Everbright Bank.

6. Buildings with an assessed value of approximately $2.8 million as security for its comprehensive credit facility with China Industrial Bank.

7. Buildings with an assessed value of approximately $3.5 million as security for its comprehensive credit facility with Bank of China.

8. Land use rights and buildings with an assessed value of approximately $15.3 million as security for its comprehensive credit facility with Shanghai Pudong Development Bank.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of September 30, 2023 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
Bank of China(1)	Working Capital	Oct 28, 2022	12	2,786	3.00%	Pay monthly	Oct 28, 2023

Bank of China	Working Capital	Sep 27, 2023	12	4,178	2.78%	Pay monthly	Sep 27, 2024

China CITIC Bank	Working Capital	Mar 2, 2023	12	1,393	3.65%	Pay monthly	Mar 1, 2024

China CITIC Bank	Working Capital	Mar 23, 2023	12	696	3.65%	Pay monthly	Mar 23, 2024

Bank of China	Working Capital	Jun 8, 2023	12	376	3.50%	Pay quarterly	Jun 8, 2024

Bank of China	Working Capital	Jun 8, 2023	12	320	3.50%	Pay quarterly	Jun 8, 2024

Chongqing Bank	Working Capital	Apr 14, 2022	24	14	3.80%	Pay semiannually	Apr 14, 2024

Chongqing Bank(1)	Working Capital	Apr 14, 2022	18	14	3.80%	Pay semiannually	Oct 14, 2023

Chongqing Bank	Working Capital	Apr 14, 2022	35	24	3.80%	Pay semiannually	Mar 20, 2025

Chongqing Bank	Working Capital	Apr 27, 2022	35	117	3.80%	Pay semiannually	Mar 20, 2025

Chongqing Bank	Working Capital	May 12, 2022	34	72	3.80%	Pay semiannually	Mar 20, 2025

Chongqing Bank	Working Capital	May 24, 2022	34	53	3.80%	Pay semiannually	Mar 20, 2025

Chongqing Bank	Working Capital	Jun 16, 2022	33	42	3.80%	Pay semiannually	Mar 20, 2025

Chongqing Bank	Working Capital	Jun 29, 2022	33	113	3.80%	Pay semiannually	Mar 20, 2025

Chongqing Bank	Working Capital	Jul 28, 2022	33	78	3.80%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jan 16, 2023	27	157	3.80%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Feb 20, 2023	26	19	3.80%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Mar 21, 2023	25	22	3.80%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jul 19, 2023	22	15	3.80%	Pay semiannually	Apr 13, 2025

China CITIC Bank	Working Capital	Jun 26, 2023	7	6,315	2.35%	Pay in arrear	Feb 1, 2024

China CITIC Bank	Working Capital	Mar 28, 2023	12	5,378	2.70%	Pay in arrear	Mar 27, 2024

China CITIC Bank	Working Capital	Jun 20, 2023	7	3,900	2.34%	Pay in arrear	Jan 26, 2024

Hankou Bank	Working Capital	Mar 30, 2023	9	2,669	2.30%	Pay in arrear	Dec 25, 2023

China CITIC Bank	Working Capital	Mar 28, 2023	12	4,471	2.70%	Pay in arrear	Mar 26, 2024

China Merchants Bank(1)	Working Capital	May 30, 2023	4	249	1.88%	Pay in arrear	Oct 5, 2023

China Merchants Bank(1)	Working Capital	May 30, 2023	5	124	1.88%	Pay in arrear	Oct 20, 2023

China CITIC Bank(1)	Working Capital	Jun 19, 2023	5	277	2.00%	Pay in arrear	Nov 4, 2023

China Merchants Bank(1)	Working Capital	Jun 26, 2023	5	208	1.85%	Pay in arrear	Nov 10, 2023

China CITIC Bank	Working Capital	Jun 5, 2023	5	276	1.90%	Pay in arrear	Nov 15, 2023

China CITIC Bank	Working Capital	Jun 5, 2023	5	276	1.90%	Pay in arrear	Nov 15, 2023

China CITIC Bank	Working Capital	Jun 5, 2023	5	276	1.90%	Pay in arrear	Nov 15, 2023

China Merchants Bank	Working Capital	Jun 26, 2023	5	138	1.85%	Pay in arrear	Nov 15, 2023

China Merchants Bank	Working Capital	Jun 26, 2023	5	159	1.85%	Pay in arrear	Nov 15, 2023

China CITIC Bank	Working Capital	Jun 5, 2023	6	64	1.90%	Pay in arrear	Nov 30, 2023

China CITIC Bank	Working Capital	Jun 19, 2023	5	8	2.00%	Pay in arrear	Dec 2, 2023

China CITIC Bank	Working Capital	Jun 19, 2023	5	12	2.00%	Pay in arrear	Dec 2, 2023

China Merchants Bank	Working Capital	Jul 6, 2023	6	144	1.60%	Pay in arrear	Dec 28, 2023

China Merchants Bank	Working Capital	Jul 6, 2023	5	114	1.60%	Pay in arrear	Dec 1, 2023

China CITIC Bank	Working Capital	Jul 25, 2023	5	166	1.50%	Pay in arrear	Dec 28, 2023

China CITIC Bank	Working Capital	Jul 25, 2023	5	210	1.50%	Pay in arrear	Dec 11, 2023

China CITIC Bank	Working Capital	Jul 25, 2023	4	277	1.50%	Pay in arrear	Dec 1, 2023

China CITIC Bank	Working Capital	Jul 25, 2023	4	277	1.50%	Pay in arrear	Dec 1, 2023

China CITIC Bank	Working Capital	Jul 25, 2023	4	319	1.50%	Pay in arrear	Dec 7, 2023

China CITIC Bank	Working Capital	Aug 24, 2023	5	416	1.10%	Pay in arrear	Jan 11, 2024

China Merchants Bank	Working Capital	Sep 14, 2023	5	277	1.45%	Pay in arrear	Jan 31, 2024

China Merchants Bank	Working Capital	Sep 14, 2023	6	498	1.45%	Pay in arrear	Feb 29, 2024

China Merchants Bank	Working Capital	Sep 14, 2023	5	692	1.45%	Pay in arrear	Feb 25, 2024

China Merchants Bank	Working Capital	Sep 14, 2023	5	374	1.45%	Pay in arrear	Feb 3, 2024

Banco Safra	Working Capital	Jul 6, 2023	7	17	7.31%	Pay monthly	Feb 8, 2024

Banco Safra	Working Capital	Jul 6, 2023	8	17	7.31%	Pay monthly	Mar 6, 2024

Banco Safra	Working Capital	Jul 6, 2023	9	17	7.31%	Pay monthly	Apr 8, 2024

Banco Safra	Working Capital	Jul 6, 2023	10	17	7.31%	Pay monthly	May 6, 2024

Banco Safra	Working Capital	Jul 6, 2023	11	17	7.31%	Pay monthly	Jun 6, 2024

Banco Safra	Working Capital	Jul 6, 2023	12	17	7.31%	Pay monthly	Jul 8, 2024

Banco Safra	Working Capital	Jul 6, 2023	13	17	7.31%	Pay monthly	Aug 6, 2024

Banco Safra	Working Capital	Jul 6, 2023	14	17	7.31%	Pay monthly	Sep 6, 2024

Banco Safra	Working Capital	Jun 29, 2023	8	10	7.44%	Pay monthly	Feb 1, 2024

Banco Safra	Working Capital	Jun 29, 2023	9	10	7.44%	Pay monthly	Feb 29, 2024

Banco Safra	Working Capital	Jun 29, 2023	10	10	7.44%	Pay monthly	Apr 1, 2024

Banco Safra	Working Capital	Jun 29, 2023	10	10	7.44%	Pay monthly	Apr 29, 2024

Banco Safra	Working Capital	Jun 29, 2023	11	10	7.44%	Pay monthly	May 29, 2024

Banco Safra	Working Capital	Jun 29, 2023	12	10	7.44%	Pay monthly	Jul 1, 2024

Banco Safra	Working Capital	Jun 29, 2023	13	10	7.44%	Pay monthly	Jul 29, 2024

Banco Safra	Working Capital	Jun 29, 2023	14	10	7.44%	Pay monthly	Aug 29, 2024

Banco Safra	Working Capital	Jun 29, 2023	15	10	7.44%	Pay monthly	Sep 29, 2024

Banco Safra	Working Capital	Jul 6, 2023	36	371	7.31%	Pay monthly	Jul 6, 2026

Banco Safra	Working Capital	Jun 29, 2023	36	213	7.44%	Pay monthly	Jun 29, 2026

Total				$39,863
(1)	These bank loans were repaid in October and November 2023 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest payment of 30% to 100%. The Company had complied with such financial covenants as of September 30, 2023.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2023 (figures are in thousands of USD):

			Amount
			Payable on
Purpose	Term (Months)	Due Date	Due Date
Working Capital(1)	6	Oct. 2023	12,998
Working Capital(1)	6	Nov.2023	14,130
Working Capital	6	Dec. 2023	9,632
Working Capital	6	Jan. 2024	12,232
Working Capital	6	Feb. 2024	14,201
Working Capital	6	Mar. 2024	12,889
Total (See Note 8)			$76,082
(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of September 30, 2023.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was $10.7 million, compared to net cash provided by operating activities of $31.7 million for the same period of 2022, representing a decrease in net cash inflows by $21.0 million, which was mainly due to (1) the increase in net income excluding non-cash items by $0.8 million, (2) the increase in the cash inflows from movements of inventory by $6.0 million, (3) the increase in the cash outflows from movements of accounts and notes receivable by $2.7 million, (4) the increase in the cash outflows from movements of accounts and notes payable by $12.0 million, and (5) a combination of other factors contributing an increase of cash outflows by $13.1 million.

(b)	Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $25.6 million, as compared to net cash used in investing activities of $42.7 million for the same period of 2022, representing a decrease in net cash outflows by $17.1 million, which was mainly due to the net effect of (1) a decrease in purchase of short-term investments of $24.0 million, (2) a decrease in proceeds from maturities of short-term investments by $7.7 million, (3) an increase in payments to acquire investments under the equity method by $5.1 million, and (4) a combination of other factors contributing an increase of cash outflows by $4.3 million, primarily including a decrease in cash received from long-term investment by $0.9 million and an increase in payments to acquire intangible assets by $2.4 million.

(c)	Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2023 was $5.3 million, compared to net cash used in financing activities of $0.5 million for the same period of 2022, representing an increase in net cash outflows by $4.8 million, which was mainly due to the net effect of (1) an increase in repayment of bank loan by $6.7 million, (2) a decrease in proceeds from bank loan by $0.8 million, (3) a decrease in repayments of the borrowing for sale and leaseback transaction by $1.1 million, and (4) a combination of other factors contributing an increase of cash inflows by $1.6 million.

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 regarding this matter.

ITEM 4.          CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 13, 2023	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 13, 2023	By:	/s/ Jie Li
Jie Li
Chief Financial Officer