Form 10-K
period 2023-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2024-03-28
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Yes  ☐              No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, based upon the price of $4.92 that was the closing price of the common stock as reported on The Nasdaq Stock Market under the symbol “CAAS” on such date, was approximately $52.4 million.

The Company has 30,185,702 shares of Common Stock outstanding as of March 28, 2024.

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

Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development, “R&D”, support.

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

Set forth below is an organizational chart as at December 31, 2023.

CHINA AUTOMOTIVE SYSTEMS, INC. [NASDAQ:CAAS]
↓100%									↓100%
Great Genesis Holdings Limited									Henglong USA Corporation
↓
↓100%			↓70%
Hubei			Shenyang
Henglong			Jinbei Henglong
Automotive			Automotive
System Group			Steering System
Co., Ltd.			Co., Ltd.
“Hubei Henglong”[1]			“Shenyang”[2]
↓
↓100%	↓100%	↓100%	↓85%	↓70%	↓95.84%	↓100%	↓66.6%	↓51%	↓62%	↓100%	↓100%
Jingzhou	Shashi	Wuhu	Wuhan	Chongqing	CAAS	Hubei	Hubei	Hyoseong	Wuhu	Changchun	Hubei
Henglong	Jiulong	Henglong	Jielong	Henglong	Brazil’s	Henglong	Henglong	(Wuhan)	Hongrun	Hualong	Zhirong
Automotive	Power	Automotive	Electric	Hongyan	Imports And	Group	& KYB	Motion	New	Automotive	Automotive
Parts	Steering	Steering	Power	Automotive	Trade In	Shanghai	Automobile	Mechatronics	Material	Technology	Technology
Co., Ltd.	Gears	System Co.,	Steering Co.,	System Co.,	Automotive	Automotive	Electric	System	Co., Ltd.	Co., Ltd.	Co., Ltd.
	Co., Ltd.	Ltd.	Ltd.	Ltd.	Parts Ltd.	Electronics	Steering	Co., Ltd.
						Research and	System
						Development	Co., Ltd.
Ltd.
				“Chongqing	“Brazil	“Shanghai	“Henglong	“Wuhan	“Wuhu	“Changchun
“Henglong”[3]	“Jiulong”[4]	“Wuhu”[5]	“Jielong”[6]	Henglong”[7]	Henglong”[8]	Henglong”[11]	KYB”[12]	Hyoseong”[13]	Hongrun”[14]	Hualong”[15]	“Zhirong”[16]
↓			↓
↓100%			↓100%
Jingzhou			Wuhan
Henglong			Chuguanjie
Automotive			Automotive
Technology			Science and
(Testing)			Technology
Center			Ltd.
“Testing			“Wuhan
Center”[9]			Chuguanjie”[10]
1.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

4 | Page

2.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
3.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles.
4.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems. In April 2021, the Company obtained an additional 22.67% equity in Wuhu for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. The Company retained its controlling interest in Wuhu and the acquisition of the non-controlling interest was accounted for as an equity transaction.
6.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.
7.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
8.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
9.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

In May 2020, Wuhan Chuguanjie merged with another subsidiary, Universal Sensor Application Inc., “USAI”, which was established in 2005 and mainly engages in the production and sales of sensor modules.

11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.
12.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd., “KYB”, established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.
13.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
14.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
15.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

5 | Page

16.	In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automotive Technology Co. Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mianly engages in inspection and testing of automotive products.

The Company has business relationships with more than sixty vehicle manufacturers, including BYD Auto Co., Ltd., Zhejiang Geely Automobile Co., Ltd., and Chery Automobile Co., Ltd., three of the largest privately owned car manufacturers in China, Chongqing Changan Automobile Co., Ltd., the largest state-owned car manufacturers in China, SAIC Motor Co., Ltd., FAW Group and others. All of them are our key customers. For overseas customers, the Company has supplied power steering gear to Stellantis N.V. since 2009 and to Ford Motor Company since 2016.

The Holding Foreign Companies Accountable Act

Pursuant to the Holding Foreign Companies Accountable Act, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including our auditor. In April 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of the annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K for the fiscal year ended December 31, 2023. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA and our securities may be delisted from Nasdaq as a result. Delisting of our securities would force holders of our securities to sell their securities. Further, we may be prohibited from listing our securities on another U.S. securities exchange. The market price of our securities could be adversely affected as a result of anticipated negative impacts of such legislative or executive actions upon, as well as negative investor sentiment toward, companies with significant operations in mainland China and Hong Kong that are listed in the United States, regardless of whether such actions are implemented and regardless of our actual operating performance. See “Item 1A. Risk Factors—Risks Related To Doing Business In China And Other Countries Besides The United States—The PCAOB had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our auditor in the future may deprived our investors with the benefits of such inspections.” And “Item 1A. Risk Factors—Risks Related To Doing Business In China And Other Countries Besides The United States—Our shares may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of the shares, or the threat of being delisted, may materially and adversely affect the value of your investment.”

Our Corporate Structure

The Company is not a PRC operating company but a Delaware holding company with operations primarily conducted through its wholly owned direct subsidiaries, Genesis and HLUSA, and its several indirect subsidiaries that are either wholly-owned or majority-owned by either Genesis or HLUSA. Our investors hold shares of common stock in China Automotive, the Delaware holding company.

We do not have or intend to set up any subsidiary or enter into any contractual arrangements to establish a variable interest entity structure with any entity in China.

Our holding company structure presents unique risks as our investors may never directly hold equity interests in our operating subsidiaries and will be dependent upon dividends and other distributions from our subsidiaries to finance our cash flow needs. Our ability to receive dividends and other contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and

6 | Page

regulations may materially affect our operations and/or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Item 1A. Risk Factors – Risks Related to Doing Business in China and Other Countries Besides the United States.”

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

There was no Chinese Communist Party official who sits on China Automotive’s board and that China Automotive’s certificate of incorporation and bylaws do not contain any charter of the Chinese Communist Party.

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

Furthermore, the Chinese government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted outside of China and over foreign investment in China-based companies. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless. Recently, the Chinese government initiated a series of regulatory actions and statements to regulate business operations in China, including enforcement actions against illegal activities in the securities market, enhancing supervision over China-based companies listed outside of China using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack-Down on Illegal Securities Activities. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. On November 14, 2021, the Cyberspace Administration of China, the “CAC”, released the draft Administrative Regulations on Cyber Data Security, the “Draft Cyber Data Security Regulations”, for public comments, which requires, among others, that a prior cybersecurity review should be required for listing abroad of data processors which process over one million users’ personal information, and the listing of data processors in Hong Kong which affects or may affect national security.

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

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which came into effect on March 31, 2023. On the same day, the CSRC also published a series of guidance and Q&As in connection with the implementation of the Trial Measures. The Trial Measures established (i) a list outlining the circumstances where a PRC domestic company is prohibited from offering and listing securities overseas (the “Trial Measures Negative List”) and (ii) a new filing-based regime to regulate overseas offerings and listings by PRC domestic companies. According to the Trial Measures, in connection with an overseas offering of securities, including shares, depository receipts, corporate bonds convertible into shares and other equity securities and listing by a PRC domestic company, either in a direct or indirect manner, the issuer must file certain documents with the CSRC (the “Trial Measures Filing Obligations”). An indirect offering and listing is determined by a set of quantifiable standards. For example, any overseas offering and listing by an issuer that meets both of the following standards will be deemed to be indirect: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by PRC domestic companies, and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China.

The Trial Measures provide the CSRC with the authority to warn, fine, and issue injunctions against PRC domestic companies, their controlling shareholders, advisors, and other responsible persons in connection with a listing or offering securities (collectively, the “Subject Entities”), as well as individuals directly responsible for these Subject Entities (the “Subject Individuals”). In cases of serious violation, the relevant responsible persons may be prohibited from entering the securities market by the CSRC and may be held criminally liable. For failure to comply with the Trial Measures Negative List or the Trial Measures Filing Obligations, or supply materially false or misleading statements in the filing and reporting required by the Trial Measures, PRC domestic companies and their controlling shareholders, if the controlling shareholders induced the PRC domestic companies’ failure to comply, severally, may face warnings, injunctions to comply, and fines between RMB 1.0 million and RMB 10.0 million. The Subject Individuals in these entities may severally, face warnings and fines between RMB 0.5 million and RMB 5.0 million. Advisors in listings or offerings of securities that failed to dutifully advise the PRC domestic companies and their controlling shareholders in complying with the Trial Measures and caused such failures to comply can face warnings and fines between RMB 0.5 million and RMB 5.0 million. The Subject Individuals of these advisor entities may, severally, face warnings and fines between RMB 0.2 million and RMB 2.0 million.

Because our shares have already listed on Nasdaq, we believe we will be deemed as an “Existing Issuer” pursuant to the Trial Measures and the implementation guidance and, accordingly, are not required to complete the filing procedures with the CSRC for our historical securities offering. Nevertheless, in the event that we conduct any securities issuance or offering in the future that would be captured by the Trial Measures, we will have to complete the filing procedures with the CSRC within three (3) business days following the closing of such securities issuance or offering.

8 | Page

Therefore, in connection with our business operations and issuance or offering of securities to foreign investors, under currently effective PRC laws, regulations, and rules, and taking the Trial Measures into account, as of the date of this annual report, we and our PRC subsidiaries (i) are not required to obtain permissions from, or complete the filing procedures with, the CSRC for our prior issuances and offerings of securities to foreign investors which were completed before the date of implementation of the Trial Measures, but are required to go through filing procedures with CSRC for our future issuances or offerings of securities (including shares, depository receipts, corporate bonds convertible into shares and other equity securities) to foreign investors if we meet certain conditions set forth in the Trial Measures to be considered as an indirect overseas offering and listing by a PRC domestic company, (ii) are not required to go through cybersecurity review by the CAC for our issuance or offering of securities to foreign investors, and (iii) are not required to obtain any prior permission or approval from any other PRC government authorities for our issuance or offering of securities to foreign investors. If we and our subsidiaries are deemed to be a critical information infrastructure operator, or CIIO, or a network platform operator, whose network product or service purchasing or data processing activities affect or may affect national security, we would be required to go through a cybersecurity review by the CAC. As of the date of this annual report, neither we nor any of our subsidiaries has been identified as a CIIO by any government authority, involved in any investigations or become subject to a cybersecurity review by the CAC based on the Cybersecurity Review Measures. However, there remains some uncertainty as to how relevant rules published by the PRC government authorities will be interpreted or implemented, and our opinions summarized above are subject to any new laws, rules, and regulations or detailed implementations and interpretations in any form. We cannot assure you that the relevant PRC government authorities, including the CSRC and the CAC, would reach the same conclusion and hence, we may face regulatory actions or other sanctions from them. For more details, see “Item 1A. Risk Factors—Risks Relating to Doing Business in China — The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries; such oversight could result in a material change in our operations and/or the value of our securities or could significantly limit our ability to offer or continue to offer securities and/or other securities to investors and cause the value of such securities to significantly decline.” and “Item 1A - Risk Factors — Risks Relating to Doing Business in China—The approval of and filing with the CSRC or other PRC government authorities may be required in connection with our offshore offerings under PRC law, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such filing.”

Cash Flows through Our Organization

China Automotive is a holding company with no operations of its own. We conduct our operations in China primarily through our subsidiaries, particularly Genesis, which owns interests in eight Sino-joint ventures and seven wholly-owned subsidiaries in the PRC. As a result, although other means are available for us to obtain financing at the holding company level, China Automotive’s ability to pay dividends to the shareholders and to service any debt it may incur may depend upon dividends paid by our PRC subsidiaries. If any of our subsidiaries incurs debt on its own behalf, the instruments governing such debt may restrict its ability to pay dividends to China Automotive. In addition, our PRC subsidiaries are permitted to pay dividends to China Automotive only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. Further, our PRC subsidiaries are required to make appropriations to certain statutory reserve funds, which are not distributable as cash dividends except in the event of a solvent liquidation of the companies.

We may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. Such reserve funds cannot be distributed to us as dividends. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. The amounts restricted include the paid-up capital and the statutory reserve funds of our PRC subsidiaries, totaling RMB 499.8 million, RMB 504.7 million, RMB 508.8 million and RMB 514.0 million as of December 31, 2020, 2021, 2022 and 2023, respectively.

Under PRC law, China Automotive may provide funding to its PRC subsidiaries only through capital contributions or loans.

9 | Page

During the fiscal years ended December 31, 2020, 2021, 2022 and 2023, the Company received loans which were interest free from its subsidiaries in the aggregate amount of $6.6 million, $2.5 million, $6.1 million and $ 5.8 million, respectively, and no principal was repaid in such years.

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

INTELLECTUAL PROPERTY RIGHTS

Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty-five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In December 2009, the Company, through Henglong, formed Testing Center and cooperated with Nanyang Ind. Co. Ltd. and Tsinghua University to engage in the research and development of new products, such as Electric Power Steering, “EPS”, integral rack and pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes. In January 2015, Hubei Henglong formed Shanghai Henglong, which mainly engages in the design and sale of automotive electronics, to capture the market opportunities for EPS, which were included in traditional hydraulic power steering products by many automobile makers. In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology. In August 2018, Hubei Henglong established a non-wholly owned subsidiary, Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. In March 2019, Hubei Henglong established a non-wholly owned subsidiary, Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co. Ltd., “Changchun Hualong”, which mainly engages in the design and R&D of automotive parts. In April 2021, Hubei Henlgong acquired 100.0% of the equity interests of Wuhu Henglong Automotive Steering Systems Co., Ltd., “Wuhu”, which mainly engages in the production and sales of automobile steering systems.  Jingzhou Qingyan deregistered from the local business administration on June 22, 2022. In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automotive Technology Co., Ltd., “Zhirong”, which mainly engages in inspection and testing of automotive products.

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

10 | Page

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

CUSTOMERS

The Company’s five largest customers represented 40.4% of the Company’s total sales for the year ended December 31, 2023. The following table sets forth information regarding the Company’s five largest customers.

Percentage of Total
Name of Major Customers	Revenue in 2023
Stellantis N.V.	17.2%
BYD Auto Co., Ltd.,	6.4%
Hubei Hongrun Intelligent System Co., Ltd., “Hubei Hongrun”	6.1%
Mahindra & Mahindra Ltd	5.5%
Chery Automobile Co.,Ltd.	5.2%
Total	40.4%

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

SALES AND MARKETING

The Company’s sales and marketing team has 92 sales persons, which are divided into an OEM team, a sales service team and a working group dedicated to international business. These sales and marketing teams provide a constant interface with the Company’s key customers. They are located in all major vehicle producing regions to more effectively represent the Company’s customers’ interests within the Company’s organization, to promote their programs and to coordinate their strategies with the goal of enhancing overall service and satisfaction. The Company’s ability to support its customers is further enhanced by its broad presence in terms of sales offices, manufacturing facilities, engineering technology centers and joint ventures.

The Company’s sales and marketing organization and activities are designed to create overall awareness and consideration of, and therefore to increased sales of the Company’s modular systems and components. To achieve that objective, the Company organized delegations to visit the United States, Korea, India and Japan and has supplied power steering gear to Stellantis N.V. Through these activities, the Company has generated potential business interest as a strong base for future development.

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

11 | Page

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

EMPLOYEES AND FACILITIES

As of December 31, 2023, the Company employed approximately 4,095 persons, including approximately:

●1,109 by Henglong, including Testing Center formed by Henglong;
●663 by Jiulong;
●116 by Shenyang;
●119 by Wuhu;
●293 by Jielong;
●140 by Wuhan Chuguanjie;
●823 by Hubei Henglong;
●21 by HLUSA;
●6 by Chongqing Henglong;
●79 by Brazil Henglong;
●588 by Henglong KYB;
●91 by Wuhan Hyoseong;
●3 by Wuhu Hongrun;
●21 by Changchun Hualong; and
●23 by Zhirong

As of December 31, 2023, Henglong, Jiulong, Shenyang, Chongqing, Wuhan Chuguanjie, Hubei Henglong and Wuhu had a manufacturing and administration area of 111,211 square meters, 39,478 square meters, 35,354 square meters, 57,849 square meters, 53,675 square meters, 280,254 square meters and 83,705 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of one of the Company’s main products, power steering gears, was approximately 9.8 million units and 8.1 million units in 2023 and 2022, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $51.5 million was spent over the last three years to purchase professional-grade equipment and extend workshops.

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

The Company’s purchases from its ten largest suppliers represented in the aggregate 21.6% of all components and raw materials it purchased for the year ended December 31, 2023, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

12 | Page

RESEARCH AND DEVELOPMENT

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission. The center has a staff of about 243, including 139 engineers, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application.

In addition, the Company has formed Shanghai Henglong to engage in the design and sale of automotive electronics, including key parts of EPS.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $29.2 million and $36.1 million for the years ended December 31, 2023 and 2022, respectively. In 2023 and 2022, the sales of such newly developed products accounted for about 33.8% and 29.5%, respectively, of total sales.

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

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM”, the output and sales volume of passenger vehicles in 2023 was 26.1 million and 26.1 million units respectively, an increase of 9.7% and 10.6%, respectively, compared to 2022. The output and sales volume of commercial vehicles in 2023 was 4.0 million and 4.0 million units, respectively, an increase of 25.0% and 21.2%,

13 | Page

respectively, compared to 2022. In 2023, the Company’s sales of steering gears for passenger vehicles increased by 8.1% compared with 2022 and the sales of steering gears for commercial vehicles generally consistent with the year of 2022 in China.

ENVIRONMENTAL COMPLIANCE

The Company is subject to the requirements of U.S. federal, state, local and non-U.S., including China’s, environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company has an environmental management structure designed to facilitate and support its compliance with these requirements globally. Although the Company intends to comply with all such requirements and regulations, it cannot provide assurance that it is at all times in compliance. The Company has made and will continue to make capital and other expenditures to comply with environmental requirements, although such expenditures were not material during the past two years. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, the Company cannot assure that environmental requirements will not change or become more stringent over time or that its eventual environmental cleanup costs and liabilities will not be material.

During the years ended December 31, 2023 and 2022, the Company did not make any material capital expenditures relating to environmental compliance.

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 25, “Segment Reporting” to the consolidated financial statements in this Report. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales		Long-term assets
	Year Ended December 31,		As of December 31,
	2023	2022	2023	2022
Geographic region:
China	65.1%	62.6%	98.7%	98.5%
United States	19.3	25.5	0.5	0.6
Other foreign countries	15.6	11.9	0.8	0.9
Total consolidated	100.0%	100.0%	100.0%	100.0%

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

14 | Page

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

The Company’s business relies on automotive vehicle production and sales by its customers, which are highly cyclical and depend on general economic conditions and other factors, including consumer spending and preferences and the price and availability of gasoline. They also can be affected by labor relations issues, regulatory requirements and other factors. In the last two years, the price of automobiles in China has generally declined. Additionally, the volume of automotive production in China has fluctuated from year to year, which gives rise to fluctuations in the demand for the Company’s products. Therefore, any significant economic decline could result in a reduction in automotive production and sales by the Company’s customers and could have a material adverse effect on the Company’s results of operations. Moreover, if the prices of automobiles keep declining, the selling price of automotive parts also would decrease, which would result in lower revenues and profitability for the Company.

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

15 | Page

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

For the year ended December 31, 2023, approximately 17.2%, 6.4%, 6.1%, 5.5% and 5.2% of the Company’s sales were to Stellantis N.V., BYD Auto Co., Ltd., Hubei Hongrun, Mahindra & Mahindra Ltd and Chery Automobile Co., Ltd, the Company’s five largest customers in 2023, respectively. In total, these five customers accounted for 40.4% of total sales in 2023. For the year ended December 31, 2022, approximately 20.2%, 6.2%, 5.9%, 5.3% and 5.2% of the Company’s sales were to Stellantis N.V., Hubei Hongrun, Great Wall Motors, BYD Auto, and Chery Automobile Co., Ltd., the Company’s five largest customers in 2022, respectively. In total, these five customers accounted for 42.8% of total sales in 2022. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

In November 2020, Intermediate People’s Court of Shenyang, Liaoning province, China, accepted the bankruptcy reorganization application of one of our customers. As of December 31, 2023 and 2022, the Company had accounts and notes receivable with a total amount of RMB 46.9 million and RMB 46.8 million, equivalent to $6.6 million and $6.7 million, respectively, due from this customer and its subsidiaries, which receivables we were considered in significant doubt of collectability. The Company provided full allowance for these receivables as of December 31, 2022.

16 | Page

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

The Company’s management controls approximately 64.73% of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

As of December 31, 2023, members of the Company’s management beneficially own approximately 64.73% of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the audit committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

17 | Page

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2023, approximately 35.27% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company is subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2023, the closing price for the Company’s common stock was $3.23. If the Company’s stock is a “penny stock”, it may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1.0 million or annual incomes exceeding $0.2 million, or $0.3 million together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

18 | Page

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

In the recent past, many public companies that have substantially all of their operations in China have been the subject of short selling. Much of the scrutiny and negative publicity has centered around allegations of a lack of effective internal control over financial reporting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result, many of these companies are now conducting internal and external investigations into the allegations and, in the interim, are subject to shareholder lawsuits and/or SEC enforcement actions.

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

19 | Page

Our business operations have been materially and adversely affected by the outbreak of COVID-19 and may be affected by other pandemic outbreaks.

The outbreak of COVID-19 emerged in Wuhan city, Hubei province, PRC, where the Company’s headquarters are located, in December 2019. On January 23, 2020, the PRC government announced the lockdown of Wuhan city in an attempt to quarantine the city. Since then, other measures including travel restrictions have been imposed in other major cities in the PRC and throughout the world. On March 11, 2020, the World Health Organization (the “WHO”) declared the outbreak of COVID-19 a pandemic, expanding its assessment of the threat beyond the global health emergency it had announced in January, 2020. As our headquarters are located in Wuhan, we closed our headquarters effective January 23, 2020 and reopened in late March 2020.

Any outbreak of such epidemic illness or other adverse public health developments in the PRC or elsewhere in the world may materially and adversely affect the global economy, our markets and our business.

Although the effects of COVID-19 are now largely under control, if similar pandemics were to occur and if such outbreaks are not effectively and timely controlled, our business operations and financial condition may be materially and adversely affected as a result of the deteriorating market outlook for automobile sales, the slowdown in regional and national economic growth, weakened liquidity and financial condition of our customers or other factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

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

20 | Page

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

21 | Page

The Company faces risks associated with currency exchange rate fluctuations; any adverse fluctuation may adversely affect its operating margins.

Although the Company is incorporated in the State of Delaware, in the United States, the majority of its current revenues are received in Chinese currency. Conducting business in currencies other than U.S. dollars subjects the Company to fluctuations in currency exchange rates that could have a negative impact on its reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact the Company’s revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, the Company has not engaged in exchange rate hedging activities. Although the Company may implement hedging strategies to mitigate this risk, these strategies may not eliminate its exposure to foreign exchange rate fluctuations and involve costs and risks of their own, such as ongoing management time and expertise requirements, external costs to implement the strategy and potential accounting implications.

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

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. From July 2005 to December 2023, the exchange rate between the RMB and the U.S. dollar appreciated from RMB 1.00 to $0.1215 to RMB 1.00 to $0.1408. Any significant appreciation of the RMB is likely to decrease the income of export products and the cash flow of the Company.

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

22 | Page

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

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On March 28, 2007, the SAFE issued the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company, or the Stock Option Rule. Under the Stock Option Rule, Chinese domestic individuals who are granted share options or shares by an offshore listed company are required, through a Chinese agent or Chinese subsidiary of the offshore listed company, to register with the SAFE and complete certain other procedures. As the Company is an offshore listed company, its Chinese domestic directors and employees who may be granted share options or shares shall become subject to the Stock Option Rule. Under the Stock Option Rule, employees stock holding plans, share option plans or similar plans of offshore listed companies with Chinese domestic individuals’ participation must be filed with the SAFE. After the Chinese domestic directors or employees exercise their options, they must apply for the amendment to the registration with the SAFE. As of December 31, 2023, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

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

23 | Page

The PCAOB had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our auditor in the future may deprived our investors with the benefits of such inspections.

Our auditor, the independent registered public accounting firm that issues the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. The auditor is located in mainland China, a jurisdiction where the PCAOB was historically unable to conduct inspections and investigations completely before 2022. As a result, we and investors in the shares were deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China in the past has made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. On December 16, 2021, the PCAOB issued the HFCAA Determination Report, according to which our auditor is subject to the determinations that the PCAOB is unable to inspect or investigate completely. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. However, if the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong, and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we and investors in our shares would be deprived of the benefits of such PCAOB inspections again, which could cause investors and potential investors in the shares to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

Our shares may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of the shares, or the threat of their being delisted, may materially and adversely affect the value of your investment

Pursuant to the HFCAA, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States.

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong and our auditor was subject to that determination. In April 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K for the fiscal year ended December 31, 2023.

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

24 | Page

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

In late 2012, this impasse led the SEC to commence administrative proceedings under Rule 102(e) of its Rules of Practice and also under the Sarbanes-Oxley Act of 2002 against the Chinese accounting firms, including the Company’s independent registered public accounting firm. A first instance trial of the proceedings in July 2013 in the SEC’s internal administrative court resulted in an adverse judgment against the accounting firms. The administrative law judge proposed penalties on the accounting firms including a temporary suspension of their right to practice before the SEC, although that proposed penalty did not take effect pending review by the Commissioners of the SEC. On February 6, 2015, before a review by the Commissioners had taken place, the accounting firms reached a settlement with the SEC. Under the settlement, the SEC accepted that future requests by the SEC for the production of documents will normally be made to the CSRC. The accounting firms were to receive matching Section 106 requests, and were required to abide by a detailed set of procedures with respect to such requests, which in substance required them to facilitate production via the CSRC. If they failed to meet specified criteria, the SEC retained authority to impose a variety of additional remedial measures on the accounting firms depending on the nature of the failure.

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

The majority of the Company’s subsidiaries are based in China and are subject to income taxes in the PRC. These China-based subsidiaries conduct substantially all of the Company’s operations, and generate most of the Company’s income in China. The Company is a Delaware corporation and is subject to income tax in the United States. New U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act, the “U.S. Tax Reform”, was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump-sum payment.

Certain activities conducted in the PRC or other jurisdictions outside of the U.S. may give rise to U.S. corporate income tax. These taxes would be imposed on the Company when its subsidiaries that are controlled foreign corporations, “CFCs”, generate income that is subject to Subpart F of the U.S. Internal Revenue Code, or “Subpart F”. Passive income, such as rents, royalties, interest, dividends, and

25 | Page

gain from disposal of the Company’s investments is among the types of income subject to taxation under Subpart F. Any income taxable under Subpart F is taxable in the U.S. at federal corporate income tax rates of up to 21% for taxable years beginning after December 31, 2017. Subpart F income is taxable to the Company, even if it is not distributed to the Company.

The U.S. Tax Reform also includes provisions for a new tax on global intangible low-taxed income, “GILTI”, effective for tax years of non-U.S. corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of CFCs, subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

Information technology dependency and cyber security vulnerabilities could lead to reduced revenue, liability claims, or competitive harm.

The Company is dependent on information technology systems and infrastructure, or “IT systems”, to conduct its business. The Company’s IT systems may be vulnerable to disruptions from human error, outdated applications, computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any significant disruption, breakdown, intrusion, interruption or corruption of these systems or data breaches could cause the loss of data or intellectual property, equipment damage, downtime, and/or safety related issues and could have a material adverse effect on the Company’s business. The Company has, from time to time, experienced incidents related to its IT systems, and expect that such incidents will continue, including malware and computer virus outbreaks, unauthorized access, systems failures and disruptions. The Company has measures and defenses in place against such events, but the Company may not be able to prevent, immediately detect, or remediate all instances of such events. A material security breach or disruption of the Company’s IT systems could result in theft, unauthorized use, or publication of the Company’s intellectual property and/or confidential business information, harm the Company’s competitive position, disrupt the Company’s manufacturing, reduce the value of the Company’s investment in research and development and other strategic initiatives, impair the Company’s ability to access vendors and suppliers or otherwise adversely affect the Company’s business.

Additionally, the Company believes that utilities and other operators of critical infrastructure that serve the Company’s facilities face heightened security risks, including cyber-attack. In the event of such an attack, disruption in service from the Company’s utility providers could disrupt the Company’s manufacturing operations which rely on a continuous source of power, electrical, gas, etc.

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

26 | Page

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

On December 24, 2021, the China Securities Regulatory Commission, the “CSRC”, released the Provisions of the State Council on the Administration of Domestic Companies Offering Securities for Overseas Listing (Revision Draft for Comments), the “Draft Provisions”,

27 | Page

and the Administrative Measures for the Filing of Domestic Companies Seeking Overseas Securities Offering and Listing (the Filing Measures, or collectively, the Draft Overseas Listing Regulations) for public comment. The Draft Provisions provide for a general filing regulatory framework, and the Filing Measures set out more detailed terms and procedures of the filing requirements. Pursuant to the Draft Overseas Listing Regulations, domestic companies that apply for direct offerings and listings in an overseas market or an indirect offerings and listings in the name of an offshore entity are required to, among others, file and report to the CSRC, if: (i) the total assets, net assets, revenues or profits of the PRC operating entity of the issuer in the most recent accounting year account for more than 50% of the corresponding figure in the issuer’s audited consolidated financial statements for the same period and (2) the senior managers in charge of business operation and management of the issuer are mostly PRC citizens or have habitual residence in the PRC, and its main places of business are located in the PRC or main business activities are conducted in the PRC. Based on our global assets, operations and management outside of the PRC, we believe that we would be subject to the Draft Overseas Listing Regulations if we were to conduct an offering in the future in the United States.

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

28 | Page

On February 17, 2023, the CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which will come into effect on March 31, 2023. On the same day, the CSRC also published a series of guidelines and Q&As in connection with the implementation of the Trial Measures. The Trial Measures established (i) a list outlining the circumstances where a PRC domestic company is prohibited from offering and listing securities overseas, the “Trial Measures Negative List”, and (ii) a new filing-based regime to regulate overseas offerings and listings by PRC domestic companies. According to the Trial Measures, in connection with an overseas offering of securities, including shares, depository receipts, corporate bonds convertible into shares and other equity securities, and listing by a PRC domestic company, either in a direct or indirect manner, the issuer must file certain documents with the CSRC, the “Trial Measures Filing Obligations”. An indirect offering and listing is determined by a set of quantifiable standards. For example, any overseas offering and listing by an issuer that meets both of the following standards will be deemed to be indirect: (i) 50% or more of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent accounting year is accounted for by PRC domestic companies, and (ii) the main parts of the issuer’s business activities are conducted in mainland China, or its main places of business are located in mainland China, or the senior managers in charge of its business operation and management are mostly Chinese citizens or domiciled in mainland China.

The Trial Measures provide the CSRC with the authority to warn, fine, and issue injunctions against PRC domestic companies, their controlling shareholders, and their advisors in connection with a listing or offering securities, collectively, the “Subject Entities”, as well as individuals directly responsible for these Subject Entities, the “Subject Individuals”. For failure to comply with the Trial Measures Negative List or the Trial Measures Filing Obligations, or supply materially false or misleading statements in the filing and reporting required by the Trial Measures, PRC domestic companies and their controlling shareholders, if the controlling shareholders induced the PRC domestic companies’ failure to comply, severally, may face warnings, injunctions to comply, and fines between RMB 1.0 million and RMB 10.0 million. The Subject Individuals in these entities may severally, face warnings and fines between RMB 0.5 million and RMB 5.0 million. Advisors in listings or offerings of securities that failed to dutifully advise the PRC domestic companies and their controlling shareholders in complying with the Trial Measures and caused such failures to comply can face warnings and fines between RMB 0.5 million and RMB 5.0 million. The Subject Individuals of these advisor entities may, severally, face warnings and fines between RMB 0.2 million and RMB 2.0 million.

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

Therefore, in connection with our business operations and the issuance or offering of securities to foreign investors, under currently effective PRC laws, regulations, and rules and taking the Trial Measures into account, as of the date of this annual report, we, our PRC subsidiaries, (i) are not required to obtain permissions from or complete the filing procedures with the CSRC for our historical issuance or offering of securities to foreign investors which has been completed before the date of implementation of the Trial Measures, but are required to go through filing procedures with CSRC for our future issuance or offering of securities, including shares, depository receipts, corporate bonds convertible into shares and other equity securities, to foreign investors if we meet certain conditions set forth in the Trial Measures to be considered as an indirect overseas offering and listing by a PRC domestic company, (ii) are not required to go through cybersecurity review by the CAC for our issuance or offering of securities to foreign investors, and (iii) are not required to obtain any prior permission or approval from any other PRC government authorities for our issuance or offering of securities to foreign investors. If we and our subsidiaries are deemed to be a critical information infrastructure operator, or CIIO, or a network platform operator, whose network product or service purchasing or data processing activities affect or may affect national security, we would be required to go through a cybersecurity review by the CAC.

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

29 | Page

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

The PRC government may intervene or influence the operations of our PRC subsidiaries at any time with little to no advanced notice, which could result in a material change in our operations and/or the value of our securities. For example, the PRC government recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. For example, on December 28, 2021, the Cyberspace Administration of China, the “CAC”, adopted rules mandating that an issuer who is a “critical information infrastructure operator” or a “data processing operator” as defined therein and who possesses personal information of more than one million users, and intends to have its securities listed for trading in a foreign country must complete a cybersecurity review by the CAC. Alternatively, relevant governmental authorities in the PRC may initiate cyber security review if such governmental authorities determine an operator’s cyber products or services, data processing or potential listing in a foreign country affect or may affect national security. The rules became effective on February 15, 2022. Moreover, on July 7, 2022, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which will come into effect on September 1, 2022, and will regulate the security assessment on the cross-border data transfer by data processor of important data and personal information collected and generated during operations within the PRC. According to these measures, personal data processors will be subject to security assessment conducted by the Cyberspace Administration of China prior to any cross-border transfer of data if the transfer involves (i) important data; (ii) personal information transferred overseas by operators of critical information infrastructure or a data processor that has processed personal data of more than one million persons; (iii) personal information transferred overseas by a data processor that has already provided personal data of 100,000 persons or sensitive personal data of 10,000 persons overseas since January 1 of the prior year; or (iv) other circumstances as requested by the Cyberspace Administration of China.

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

30 | Page

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C.    CYBERSECURITY.

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats. We assess risks arising from cybersecurity threats against our information systems that may result in adverse effects on our information systems or any information residing therein. We conduct periodic assessments to identify such cybersecurity threats.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. Our IT leadership reports to our Chief Executive Officer (CEO) periodically and on an as-needed basis to manage our risk assessment and mitigation process. We monitor and test our safeguards and regularly conduct training for our employees on these safeguards, in collaboration with human resources, IT, and management. We are committed to promoting a company-wide culture of cybersecurity risk management.

We have not encountered cybersecurity risks, threats or incidents that have materially affected or are reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition during the financial year ended December 31, 2023.

31 | Page

Our board of directors as a whole has overall responsibility for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole. Our CEO and our executive management team are responsible for briefing our board on cybersecurity risks on a regular basis. Our cybersecurity coordinator is responsible for assessing and managing our material risks from cybersecurity threats, in close collaboration with our IT team, and briefs our senior management and CEO on cybersecurity risks and policies. This ensures that the senior management are kept abreast of the cybersecurity posture and potential risks faced by the Company.

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

		Total Area	Building Area	Original Cost of
Name of Entity	Product	(sq.m.)	(sq.m.)	Equipment	Site
Henglong	Automotive Parts	97,818	20,226	$64,293	Jingzhou City, Hubei Province
		13,393	13,707	$—	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	24,734	$44,802	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	18,041	$8,865	Shenyang City, Liaoning Province
Chongqing	Power Steering Gear	57,849	22,812	$3,544	Chongqing City
Jielong (1)	Electric Power Steering	—	—	$7,449	Jingzhou City, Hubei Province
Wuhan Chuguanjie	Electric Power Steering	53,675	44,054	$5,472	Wuhan City, Hubei Province
Henglong KYB (1)	Automotive Steering Gear	—	—	$16,121	Jingzhou City, Hubei Province
Hubei Henglong	Automotive Steering Gear	280,254	78,833	$92,493	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,705	27,288	$7,550	Wuhu City, Anhui Province
Wuhu Hongrun(1)	High Polymer Materials	—	—	$1,158	Wuhu City, Anhui Province
Total		661,526	249,695	$251,747
(1)	Jielong, Henglong KYB and Wuhu Hongrun do not own land use rights or buildings by themselves. They rent buildings from Jiulong, Hubei Henglong and Wuhu, respectively.

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

32 | Page

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

On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021. During the year ended December 31, 2022, the Company repurchased 322,269 of the shares that were authorized to be repurchased under the program. On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing markets prices not to exceed $4.00 per share through March 30, 2023. During the year ended December 31, 2023, there were no shares of common stock repurchased under such program.

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2023, there were 32,338,302 shares of the Company’s common stock (including 2,152,600 shares of the Company’s treasury stock) issued and the Company had approximately 60 stockholders of record.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans on December 31, 2023 are as follows:

	Number of securities to be	Weighted average	Number of securities
	issued upon exercise of	exercise price of	remaining available for
Plan category	outstanding options	outstanding options	future issuance
Equity compensation plans approved by security holders	2,200,000	$6.26	1,541,150

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005 and extended for ten years at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares for issuance under the plan are 2,200,000. The term of the plan was extended to June 27, 2025.

ITEM 6.    RESERVED

33 | Page

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this report.

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC,” or “China.” Genesis, a company incorporated on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support. Furthermore, the Company owns the following aggregate net interests in the subsidiaries incorporated in the PRC and Brazil as of December 31, 2023 and 2022.

	Aggregate Net Interest
	December 31,	December 31,
Name of Entity	2023	2022
Henglong	100.00%	100.00%
Jiulong	100.00%	100.00%
Shenyang	70.00%	70.00%
Wuhu	100.00%	100.00%
Jielong	85.00%	85.00%
Hubei Henglong	100.00%	100.00%
Testing Center	100.00%	100.00%
Chongqing Henglong	70.00%	70.00%
Brazil Henglong	95.84%	95.84%
Wuhan Chuguanjie	85.00%	85.00%
Shanghai Henglong	100.00%	100.00%
Henglong KYB	66.60%	66.60%
Wuhan Hyoseong	51.00%	51.00%
Wuhu Hongrun	62.00%	62.00%
Changchun Hualong	100.00%	100.00%
Zhirong	100.00%	—%

34 | Page

RESULTS OF OPERATIONS

Selected highlights from our operations (in thousands of U.S. dollars):

	2023	2022	Change	Change%
Net product sales	$576,354	$529,551	$46,803	8.8%
Cost of products sold	472,603	446,157	26,446	5.9
Net gain on other sales	5,788	3,696	2,092	56.6
Selling expenses	15,610	16,910	(1,300)	(7.7)
General and administrative expenses	25,503	26,120	(617)	(2.4)
Research and development expenses	29,181	36,109	(6,928)	(19.2)
Other income, net	5,345	5,782	(437)	(7.6)
Interest expense	1,021	1,450	(429)	(29.6)
Financial income, net	(4,666)	(10,753)	6,087	(56.6)
Income taxes	5,137	3,082	2,055	66.7
Net income	42,738	22,343	20,395	91.3
Net income attributable to non-controlling interest	5,050	1,132	3,918	346.1
Net income attributable to parent company’s common shareholders	37,658	21,181	16,447	77.8%

Net Product Sales and Cost of Products Sold

For the years ended December 31, 2023 and 2022, net sales and cost of sales are summarized as follows (figures are in thousands of USD):

	Net Sales				Cost of sales
	2023	2022	Change		2023	2022	Change
Henglong	$271,501	$246,594	$24,907	10.1%	$245,733	$225,682	$20,051	8.9%
Jiulong	69,926	70,113	(187)	(0.3)	58,120	61,924	(3,804)	(6.1)
Wuhu	37,851	42,243	(4,392)	(10.4)	36,542	39,069	(2,527)	(6.5)
Hubei Henglong	115,883	126,652	(10,769)	(8.5)	98,210	109,842	(11,632)	(10.6)
Henglong KYB	147,989	121,139	26,850	22.2	127,713	106,621	21,092	19.8
Brazil Henglong	48,255	39,280	8,975	22.8	39,690	34,265	5,425	15.8
Other Entities	112,131	92,913	19,218	20.7	90,491	73,582	16,909	23.0
Total segment	803,536	738,934	64,602	8.7	696,499	650,985	45,514	7.0
Eliminations	(227,182)	(209,383)	(17,799)	8.5	(223,896)	(204,828)	(19,068)	9.3
Total	576,354	529,551	46,803	8.8%	472,603	446,157	26,446	5.9%

Net Product Sales

Net product sales were $576.4 million for the year ended December 31, 2023, as compared to $529.6 million for the year ended December 31, 2022, representing an increase of $46.8 million, or 8.8%, mainly due to the Company’s increased sales of electric power steerings, “EPS”.

Net sales of traditional steering products were $381.6 million for the year ended December 31, 2023, compared to $373.3 million for 2022, representing an increase of $ 8.3 million, or 2.2%. Net sales of EPS were $194.8 million for the year ended December 31, 2023, compared to $156.3 million for 2022, representing an increase of $38.5 million, or 24.6%. As a percentage of net sales, the sales of EPS were 33.8% for the year ended December 31, 2023, compared to 29.5% for 2022.

The increase in net product sales was mainly due to the offsetting effects of the increase in sales volume of passenger vehicles and decline in demand of commercial vehicles.

35 | Page

Further analysis is as follows:

—	Henglong mainly engages in providing passenger vehicle steering systems. Net sales for Henglong were $ 271.5 million for the year ended December 31, 2023, compared with $246.6 million for the year ended December 31, 2022, representing an increase of $ 24.9 million, or 10.1%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.
—	Jiulong mainly engages in providing commercial vehicle steering systems. Net sales for Jiulong were $69.9 million for the year ended December 31, 2023, which is generally consistent with $70.1 million for the year ended December 31, 2022.
—	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net sales for Wuhu were $37.9 million for the year ended December 31, 2023, compared with $42.2 million for the year ended December 31, 2022, representing a decrease of $4.3 million, or 10.2%. The decrease was mainly due to the decrease sales volume of products used in passenger vehicles from Chery.
—	Hubei Henglong mainly engages in providing vehicle steering systems to Stellantis N.V. and Ford. Net sales for Hubei Henglong were $115.9 million for the year ended December 31, 2023, compared with $126.7 million for the year ended December 31, 2022 representing a decrease of $10.8 million, or 8.5%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Ford.
—	Henglong KYB mainly engages in providing passenger EPS products. Net sales for Henglong KYB were $148.0 million for the year ended December 31, 2023, compared with $121.1 million for the year ended December 31, 2022, representing an increase of $26.9 million, or 22.2%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
—	Brazil Henglong mainly provides steering systems to Fiat in Brazil. Net product sales for Brazil Henglong were $48.3 million for the year ended December 31, 2023, compared to $39.3 million for the year ended December 31, 2022, representing an increase of $9.0 million, or 22.9%. The increase was mainly due to the increase in demand of Fiat in Brazil.
—	Net product sales for other entities were $112.1 million for the year ended December 31, 2023, compared with $92.9 million for the year ended December 31, 2022, representing an increase of $19.2 million, or 20.7%. The increase was mainly due to the increases in sales volume from Wuhan Jielong.

Cost of Products Sold

For the year ended December 31, 2023, the cost of sales was $472.6 million, compared with $446.1 million for the year ended December 31, 2022, representing an increase of $ 26.5 million, or 5.9%. The increase in cost of sales was mainly due to the increase in sales volume and increase in unit cost. Further analysis is as follows:

—	Cost of sales for Henglong was $245.7 million for the year ended December 31, 2023, compared to $225.7 million for the year ended December 31, 2022, representing an increase of $20.0 million, or 8.9%. The increase was mainly due to the increase in sales volumes and the increase in unit cost.
—	Cost of sales for Jiulong was $58.1 million for the year ended December 31, 2023, compared to $61.9 million for the year ended December 31, 2022, representing a decrease of $3.8 million, or 6.1%. The decrease was mainly due to the decrease in sales volumes and the offsetting of the increase in unit cost.
—	Cost of sales for Wuhu was $36.5 million for the year ended December 31, 2023, compared to $39.1 million for the year ended December 31, 2022, representing a decrease of $2.6 million, or 6.6%. The decrease was mainly due to the decrease in sales volumes and the offsetting of the increase in unit cost.

36 | Page

—	Cost of sales for Hubei Henglong was $98.2 million for the year ended December 31, 2023, compared with $109.8 million for the year ended December 31, 2022, representing a decrease of $11.6 million, or 10.6%. The decrease was mainly due to the decrease in sales volumes.
—	Cost of sales for Henglong KYB was $127.7 million for the year ended December 31, 2023, compared to $106.6 million for the year ended December 31, 2022, representing an increase of $21.1 million, or 19.8%. The increase was mainly due to the increase in sales volumes and the increase in unit cost.
—	Cost of products sold for Brazil Henglong was $39.7 million for the year ended December 31, 2023, compared to $34.3 million for the year ended December 31, 2022, representing an increase of $5.4 million, or 15.7%. The increase was mainly due to the increase in sales volumes.

Cost of products sold for other entities was $90.5 million for the year ended December 31, 2023, compared to $73.6 million for the year ended December 31, 2022, representing an increase of $16.9 million, or 23.0%.

Gross margin was 18.0% for the year ended December 31, 2023, compared to 15.7% for the year ended December 31, 2022, representing an increase of 2.3%. The increase was mainly due to a change in our product mix for the year ended December 31, 2023.

Net Gain on Other Sales

Net gain on other sales mainly consisted of rental income, gain on disposal of property, plant and equipment and R&D revenue. For the year ended December 31, 2023, gain on other sales amounted to $5.8 million, compared to $3.7 million for the year ended December 31, 2022, representing an increase of $2.1 million, or 56.8%,which was mainly due to an increase of R&D revenue.

Selling Expenses

For the years ended December 31, 2023 and 2022, selling expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2023	2022	Increase/(Decrease)	Percentage
Transportation expense	$5,705	$6,523	$(818)	(12.5)%
Marketing and office expense	3,526	3,679	(153)	(4.2)
Salaries and wages	3,249	3,582	(333)	(9.3)
Warehousing and inventory handling expenses	2,508	2,495	13	0.5
Other expense	622	631	(9)	(1.4)
Total	$15,610	$16,910	$(1,300)	(7.7)%

Selling expenses were $15.6 million for the year ended December 31, 2023, compared to $16.9 million for the year ended December 31, 2022, representing a decrease of $1.3 million, or 7.7%, which was mainly due to a decrease in transportation expense.

37 | Page

General and Administrative Expenses

For the years ended December 31, 2023 and 2022, general and administrative expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2023	2022	Increase/(Decrease)	Percentage
Salaries and wages	$11,216	$10,141	$1,075	10.6%
Allowances for credit losses	1,564	4,456	(2,892)	(64.9)
Office expense	4,121	3,118	1,003	32.2
Labor insurance expense	2,199	2,128	71	3.3
Depreciation and amortization expense	1,928	1,798	130	7.2
Listing expenses (1)	1,303	1,464	(161)	(11.0)
Property and other taxes	1,597	1,238	359	29.0
Maintenance and repair expenses	1,012	1,183	(171)	(14.5)
Other expense	563	594	(31)	(5.2)
Total	$25,503	$26,120	$(617)	(2.4)%
(1)	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company.

General and administrative expenses were $25.5 million for the year ended December 31, 2023, as compared to $26.1 million for the year ended December 31, 2022, representing a decrease of $0.6 million, or 2.3%, which was mainly due to the decrease of allowances for credit losses.

Research and Development Expenses

Research and development expenses, “R&D” expenses, were $29.2 million for the year ended December 31, 2023 as compared to $36.1 million for the year ended December 31, 2022, representing a decrease of $6.9 million, or 19.1%, which was mainly due to the decreased R&D activities for new projects of the traditional products.

Other Income, Net

Other income, net was $5.3 million for the year ended December 31, 2023, which is stable compared to $5.8 million for the year ended December 31, 2022.

Interest Expense

Interest expense was $1.0 million for the year ended December 31, 2023, as compared to interest expense of $1.5 million for the year ended December 31, 2022, representing a decrease of $0.5 million, which is mainly due to the decrease in borrowing rates.

Financial Income, net

Financial income, net was $4.7 million for the year ended December 31, 2023, as compared to $10.8 million for the year ended December 31, 2022, representing a decrease in financial expense of $6.1 million, which was primarily due to the decrease in the foreign exchange gains contributed by the foreign exchange volatility in 2023.

Income Taxes

Income tax expense was $5.1 million for the year ended December 31, 2023, as compared to $3.1 million for the year ended December 31, 2022, representing an increase of $2.0 million, which is mainly due to the increase in GILTI tax expenses.

38 | Page

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $5.1 million for the year ended December 31, 2023, compared to $1.1 million for the year ended December 31, 2022, representing an increase in net income attributable to non-controlling interests of $4.0 million.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $37.7 million for the year ended December 31, 2023, compared to $21.2 million for the year ended December 31, 2022, representing an increase in net income attributable to parent company’s common shareholders of $16.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of December 31, 2023, the Company had cash and cash equivalents and short-term investments of $125.7 million, compared with $134.1 million as of December 31, 2022, representing a decrease of $ 8.4 million.

The Company had working capital, total current assets less total current liabilities, of $180.3 million as of December 31, 2023, compared with $156.5 million as of December 31, 2022, representing an increase of $23.8 million, or 15.2%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one-time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

The pandemic of COVID-19 has had certain impacts on our cash flow for the year of 2023 with potential continuing impacts on subsequent periods. However, based on our liquidity assessment, we believe that our current cash position, cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least 12 months subsequent to the filing of this annual report.

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

The Company had short-term loans of $48.0 million, long-term loans of $1.2 million (See Note 10) and bankers’ acceptance notes payable of $98.2 million as of December 31, 2023.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker’s acceptances is expected to be reduced by approximately $16.9 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker’s acceptances in the future, it may be required by the banks to provide additional mortgages of $16.9 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain lines of credit with a reduction of $10.1 million, which is 59.8%, the mortgage ratio, of $16.9 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

39 | Page

Bank Facilities

As of December 31, 2023, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD).

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available (3)	Used (4)	Value (5)
1. Comprehensive credit facilities	China CITIC Bank (2)	Sep-2024	82,596	35,274	23,185

2. Comprehensive credit facilities	China CITIC Bank(1)(2)	Jan-2024	2,823	9,657	—

3. Comprehensive credit facilities	Shanghai Pudong Development Bank(2)	Sep-2024	28,238	15,901	20,156

4. Comprehensive credit facilities	Hubei Bank(1)(2)	Mar-2024	24,002	4,956	29,255

5. Comprehensive credit facilities	Chongqing Bank	Apr-2025	988	778	988

6. Comprehensive credit facilities	China Constitution Bank	Sep-2025	2,824	—	2,965

7. Comprehensive credit facilities	China Merchants Bank(2)	Jun-2024	14,119	1,355	—

8. Comprehensive credit facilities	China Merchants Bank(2)	Jun-2024	4,236	672	—

9. Comprehensive credit facilities	Bank of China(2)	Sep-2024	7,059	1,412	—

10. Comprehensive credit facilities	Bank of China(2)	Sep-2024	7,059	—	—

11. Comprehensive credit facilities	Bank of China	Jun-2024	706	706	706

12. Comprehensive credit facilities	Hankou Bank(1)(2)	Mar-2024	14,119	—	—

13. Comprehensive credit facilities	Huishang Bank(2)	Oct-2024	2,824	1,130	—

14. Comprehensive credit facilities	China Everbright Bank	Dec-2025	4,236	2,730	4,236
Total			$195,829	$74,571	$81,491
(1)	The facility has expired. The Company is currently in the process of negotiating with the bank to renew the credit facilities.
(2)	The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Hubei Bank are guaranteed by Chen Hanlin in addition to the above pledged assets. The comprehensive credit facilities with China Merchants Bank are guaranteed by Hubei Henglong, Wuhan Chuguanjie and Chen Hanlin. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong. The comprehensive credit facilities with Hankou Bank are guaranteed by Hubei Henglong. The comprehensive credit facilities with Huishang Bank are guaranteed by Hubei Henglong. The comprehensive credit facilities with China Everbright Bank are guaranteed by Hubei Henglong in addition to the above pledged assets.
(3)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(4)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans, notes payable or derivatives during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the

40 | Page

expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $25.8 million, notes payable of $47.4 million and derivatives of $1.4 million as of December 31, 2023.
(5)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of December 31, 2023, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $136.3 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company renewed its existing short-term loans and borrowed new loans during 2023 at annual interest rates ranging from 0.70% to 7.44%, and the Company’s loan terms range from 2 months to 36 months. The large spread in interest rates was due to the different lenders. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1.	Land use rights and buildings with an assessed value of approximately $27.0 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.
2.	Land use rights and buildings with an assessed value of approximately $15.5 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.
3.	Equipment with an assessed value of approximately $73.1 million as security for its revolving comprehensive credit facility with Hubei Bank.
4.	Buildings with an assessed value of approximately $1.8 million as security for its comprehensive credit facility with Chongqing Bank
5.	Land use rights and buildings with an assessed value of approximately $6.4 million as security for its revolving comprehensive credit facility with China Constitution Bank.
6.	Land use rights and buildings with an assessed value of approximately $8.9 million as security for its revolving comprehensive credit facility with China Everbright Bank.
7.	Buildings with an assessed value of approximately $3.6 million as security for its comprehensive credit facility with Bank of China.

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

	(in thousands of USD)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years
Loans including interest payable	$49,555	$48,205	$1,350	$—	$—
Notes payable (1)	98,172	98,172	—	—	—
Taxes payable and withholding tax liabilities due to U.S. Tax Reform (See Note 20)	15,805	7,024	8,781	—	—
Obligation for investment contract (2)	2,965	—	2,965	—	—
Other contractual purchase commitments, including service agreements	23,866	20,498	3,368	—	—
Total	$190,363	$173,899	$16,464	$—	$—
(1)	Notes payable do not bear interest.

41 | Page

(2)	In June 2023, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Mingzhi Intelligent Manufacturing Industry Investment Fund L.P., “Suzhou Mingzhi”. As of December 31, 2023, Hubei Henglong has paid RMB 9.0 million, equivalent to approximately $1.3 million, representing 19.74% of Suzhou Mingzhi’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Mingzhi’s operating and financial policies. The investment is accounted for using the equity method. According to the agreement, the remaining consideration of RMB 21.0 million, equivalent to approximately $3.0 million, will be paid in 2025.

Short-term Loans and Long-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2023 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
China CITIC Bank(1)	Working Capital	Mar 2, 2023	12	1,412	3.65%	Pay monthly	Mar 1, 2024

China CITIC Bank(1)	Working Capital	Mar 23, 2023	12	706	3.65%	Pay monthly	Mar 22, 2024

Bank of China	Working Capital	Oct 30, 2023	12	1,412	2.78%	Pay monthly	Oct 29, 2024

Bank of China	Working Capital	Jun 15, 2023	12	381	3.50%	Pay quarterly	Jun 4, 2024

Bank of China	Working Capital	Jun 15, 2023	12	325	3.50%	Pay quarterly	Jun 4, 2024

Chongqing Bank	Working Capital	Apr 14, 2022	24	14	3.60%	Pay semiannually	Apr 13, 2024

Chongqing Bank	Working Capital	Apr 14, 2022	30	14	3.60%	Pay semiannually	Oct 13, 2024

Chongqing Bank	Working Capital	Apr 14, 2022	36	10	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Apr 27, 2022	36	118	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	May 12, 2022	35	73	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	May 24, 2022	35	54	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jun 16, 2022	34	42	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jun 29, 2022	34	114	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jul 28, 2022	34	79	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jan 16, 2023	27	159	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Feb 20, 2023	26	19	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Mar 21, 2023	25	23	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jul 18, 2023	21	15	3.60%	Pay semiannually	Apr 13, 2025

China CITIC Bank(1)	Working Capital	Jun 27, 2023	7	6,495	2.35%	Pay in arrear	Feb 1, 2024

China CITIC Bank(1)	Working Capital	Mar 28, 2023	12	5,605	2.70%	Pay in arrear	Mar 27, 2024

China CITIC Bank(1)	Working Capital	Jun 25, 2023	7	4,010	2.34%	Pay in arrear	Jan 26, 2024

China CITIC Bank(1)	Working Capital	Mar 28, 2023	12	4,660	2.70%	Pay in arrear	Mar 26, 2024

China CITIC Bank(1)	Working Capital	Aug 24, 2023	5	422	1.10%	Pay in arrear	Jan 11, 2024

China Merchants Bank(1)	Working Capital	Sep 14, 2023	5	281	1.45%	Pay in arrear	Jan 31, 2024

China Merchants Bank(1)	Working Capital	Sep 14, 2023	6	505	1.45%	Pay in arrear	Feb 29, 2024

42 | Page

China Merchants Bank(1)	Working Capital	Sep 14, 2023	5	701	1.45%	Pay in arrear	Feb 25, 2024

China Merchants Bank(1)	Working Capital	Sep 14, 2023	5	379	1.45%	Pay in arrear	Feb 3, 2024

China Merchants Bank(1)	Working Capital	Oct 24, 2023	5	140	1.30%	Pay in arrear	Mar 25, 2024

China CITIC Bank(1)	Working Capital	Oct 25, 2023	5	421	1.30%	Pay in arrear	Mar 22, 2024

China CITIC Bank(1)	Working Capital	Oct 25, 2023	4	422	1.30%	Pay in arrear	Mar 5, 2024

China CITIC Bank(1)	Working Capital	Nov 15, 2023	4	141	0.90%	Pay in arrear	Mar 25, 2024

China CITIC Bank(1)	Working Capital	Nov 15, 2023	4	563	0.90%	Pay in arrear	Mar 12, 2024

China CITIC Bank	Working Capital	Dec 7, 2023	5	143	1.28%	Pay in arrear	May 10, 2024

China CITIC Bank	Working Capital	Dec 7, 2023	5	140	1.28%	Pay in arrear	May 21, 2024

China CITIC Bank	Working Capital	Dec 7, 2023	5	281	1.28%	Pay in arrear	Apr 23, 2024

China CITIC Bank	Working Capital	Dec 7, 2023	6	281	1.28%	Pay in arrear	May 22, 2024

China CITIC Bank	Working Capital	Dec 20, 2023	5	597	1.38%	Pay in arrear	May 28, 2024

China Merchants Bank(1)	Working Capital	Nov 17, 2023	3	141	0.70%	Pay in arrear	Feb 22, 2024

China Merchants Bank(1)	Working Capital	Nov 17, 2023	3	141	0.70%	Pay in arrear	Feb 28, 2024

China Merchants Bank(1)	Working Capital	Nov 17, 2023	3	141	0.70%	Pay in arrear	Feb 22, 2024

China Merchants Bank(1)	Working Capital	Nov 17, 2023	4	141	0.70%	Pay in arrear	Mar 3, 2024

China Merchants Bank(1)	Working Capital	Nov 17, 2023	3	141	0.70%	Pay in arrear	Feb 18, 2024

China Merchants Bank(1)	Working Capital	Nov 17, 2023	3	227	0.70%	Pay in arrear	Feb 29, 2024

China Merchants Bank(1)	Working Capital	Nov 17, 2023	4	389	0.70%	Pay in arrear	Mar 26, 2024

China Merchants Bank(1)	Working Capital	Nov 17, 2023	3	141	0.70%	Pay in arrear	Feb 9, 2024

China Merchants Bank(1)	Working Capital	Nov 17, 2023	3	335	0.70%	Pay in arrear	Feb 29, 2024

China Merchants Bank(1)	Working Capital	Oct 27, 2023	4	141	1.15%	Pay in arrear	Feb 22, 2024

China Merchants Bank(1)	Working Capital	Oct 27, 2023	4	141	1.15%	Pay in arrear	Feb 23, 2024

China Merchants Bank(1)	Working Capital	Oct 27, 2023	4	141	1.15%	Pay in arrear	Feb 14, 2024

China Merchants Bank(1)	Working Capital	Oct 27, 2023	3	141	1.15%	Pay in arrear	Feb 3, 2024

China Merchants Bank(1)	Working Capital	Oct 26, 2023	4	321	1.15%	Pay in arrear	Mar 4, 2024

China Merchants Bank(1)	Working Capital	Oct 26, 2023	4	394	1.15%	Pay in arrear	Mar 1, 2024

China Merchants Bank(1)	Working Capital	Sep 14, 2023	5	211	1.40%	Pay in arrear	Feb 15, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	2	4	0.90%	Pay in arrear	Jan 12, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	35	0.90%	Pay in arrear	Mar 21, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	126	0.90%	Pay in arrear	Feb 6, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	70	0.90%	Pay in arrear	Mar 7, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	325	0.90%	Pay in arrear	Mar 22, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	285	0.90%	Pay in arrear	Mar 22, 2024

43 | Page

Bank of China	Working Capital	Nov 10, 2023	5	71	0.90%	Pay in arrear	Apr 11, 2024

Bank of China	Working Capital	Nov 10, 2023	5	281	0.90%	Pay in arrear	Apr 13, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	5	10	0.90%	Pay in arrear	Mar 28, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	683	0.90%	Pay in arrear	Jan 28, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	11	0.90%	Pay in arrear	Jan 26, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	422	0.90%	Pay in arrear	Mar 5, 2024

Bank of China	Working Capital	Nov 10, 2023	5	281	0.90%	Pay in arrear	Apr 13, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	444	0.90%	Pay in arrear	Feb 29, 2024

Bank of China	Working Capital	Nov 10, 2023	5	295	0.90%	Pay in arrear	Apr 7, 2024

Bank of China	Working Capital	Nov 10, 2023	5	346	0.90%	Pay in arrear	Apr 9, 2024

Bank of China	Working Capital	Nov 10, 2023	5	295	0.90%	Pay in arrear	Apr 10, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	56	0.90%	Pay in arrear	Jan 25, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	113	0.90%	Pay in arrear	Jan 25, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	5	281	0.90%	Pay in arrear	Mar 26, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	2	113	0.90%	Pay in arrear	Jan 14, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	5	367	0.90%	Pay in arrear	Mar 27, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	70	0.90%	Pay in arrear	Mar 20, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	5	84	0.90%	Pay in arrear	Mar 26, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	5	267	0.90%	Pay in arrear	Mar 26, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	2	74	0.90%	Pay in arrear	Jan 20, 2024

Bank of China	Working Capital	Nov 10, 2023	5	122	0.90%	Pay in arrear	Apr 1, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	5	93	0.90%	Pay in arrear	Mar 27, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	244	0.91%	Pay in arrear	Feb 18, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	5	60	0.90%	Pay in arrear	Mar 27, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	479	0.90%	Pay in arrear	Jan 31, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	113	0.90%	Pay in arrear	Jan 31, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	14	0.90%	Pay in arrear	Feb 29, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	141	0.90%	Pay in arrear	Mar 7, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	251	0.90%	Pay in arrear	Feb 4, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	251	0.90%	Pay in arrear	Feb 6, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	57	0.90%	Pay in arrear	Feb 13, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	84	0.90%	Pay in arrear	Mar 6, 2024

Bank of China	Working Capital	Nov 10, 2023	5	36	0.90%	Pay in arrear	Apr 10, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	282	0.90%	Pay in arrear	Mar 5, 2024

44 | Page

Bank of China	Working Capital	Nov 10, 2023	5	338	0.90%	Pay in arrear	Apr 16, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	17	0.90%	Pay in arrear	Jan 26, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	2	53	0.90%	Pay in arrear	Jan 21, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	54	0.90%	Pay in arrear	Mar 22, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	2	166	0.90%	Pay in arrear	Jan 19, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	14	0.90%	Pay in arrear	Jan 28, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	28	0.90%	Pay in arrear	Jan 27, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	287	0.90%	Pay in arrear	Jan 27, 2024

Bank of China	Working Capital	Nov 10, 2023	5	189	0.90%	Pay in arrear	Apr 3, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	113	0.90%	Pay in arrear	Jan 28, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	125	0.90%	Pay in arrear	Feb 7, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	109	0.90%	Pay in arrear	Mar 5, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	282	0.90%	Pay in arrear	Feb 29, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	56	0.90%	Pay in arrear	Feb 28, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	113	0.90%	Pay in arrear	Mar 21, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	1,642	0.90%	Pay in arrear	Mar 21, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	36	0.90%	Pay in arrear	Jan 25, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	3	1,367	0.90%	Pay in arrear	Jan 26, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	4	13	0.90%	Pay in arrear	Mar 13, 2024

Bank of China(1)	Working Capital	Nov 10, 2023	2	96	0.90%	Pay in arrear	Jan 17, 2024

Bank of China(1)	Working Capital	Aug 28, 2023	5	23	1.05%	Pay in arrear	Feb 4, 2024

Bank of China(1)	Working Capital	Aug 28, 2023	5	223	1.14%	Pay in arrear	Feb 1, 2024

Bank of China(1)	Working Capital	Aug 28, 2023	5	84	1.05%	Pay in arrear	Jan 20, 2024

Bank of China(1)	Working Capital	Aug 28, 2023	4	84	1.05%	Pay in arrear	Jan 4, 2024

Bank of China(1)	Working Capital	Aug 28, 2023	5	91	1.05%	Pay in arrear	Jan 18, 2024

Bank of China(1)	Working Capital	Aug 28, 2023	6	141	1.05%	Pay in arrear	Feb 24, 2024

China Construction Bank(1)	Working Capital	Dec 6, 2023	3	581	1.30%	Pay in arrear	Feb 25, 2024

Banco Safra S/A (1)	Working Capital	Jul 6, 2023	7	17	7.31%	Pay monthly	Feb 8, 2024

Banco Safra S/A (1)	Working Capital	Jul 6, 2023	8	17	7.31%	Pay monthly	Mar 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	9	17	7.31%	Pay monthly	Apr 8, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	10	17	7.31%	Pay monthly	May 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	11	17	7.31%	Pay monthly	Jun 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	12	17	7.31%	Pay monthly	Jul 8, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	13	17	7.31%	Pay monthly	Aug 6, 2024

45 | Page

Banco Safra S/A	Working Capital	Jul 6, 2023	14	17	7.31%	Pay monthly	Sep 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	15	17	7.31%	Pay monthly	Oct 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	16	17	7.31%	Pay monthly	Nov 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	17	17	7.31%	Pay monthly	Dec 8, 2024

Banco Safra S/A (1)	Working Capital	Jun 29, 2023	7	10	7.44%	Pay monthly	Feb 1, 2024

Banco Safra S/A (1)	Working Capital	Jun 29, 2023	8	10	7.44%	Pay monthly	Feb 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	9	10	7.44%	Pay monthly	Apr 1, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	10	10	7.44%	Pay monthly	Apr 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	11	10	7.44%	Pay monthly	May 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	12	10	7.44%	Pay monthly	Jun 30, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	13	10	7.44%	Pay monthly	Jul 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	14	10	7.44%	Pay monthly	Aug 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	15	10	7.44%	Pay monthly	Sep 30, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	16	10	7.44%	Pay monthly	Oct 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	17	10	7.44%	Pay monthly	Nov 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	18	10	7.44%	Pay monthly	Dec 30, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	36	328	7.31%	Pay monthly	Jul 6, 2026

Banco Safra S/A	Working Capital	Jun 29, 2023	36	186	7.44%	Pay monthly	Jun 29, 2026
Total				49,226
(1)	These bank loans were repaid during January to March 2024 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company had complied with such financial covenants as of December 31, 2023.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2023 (figures are in thousands of USD):

			Amount Payable on
Purpose	Term (Month)	Due Date	Due Date
Working Capital (1)	6	Jan-2024	12,516
Working Capital (1)	6	Feb-2024	14,194
Working Capital (1)	6	Mar-2024	13,270
Working Capital	6	Apr-2024	18,734
Working Capital	6	May-2024	17,857
Working Capital	6	Jun-2024	21,601
Total			$98,172
(1)	The notes payable were repaid in full on their respective due dates.

46 | Page

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of December 31, 2023, and management believes it will continue to comply with them.

Cash flows

(a)Operating Activities

Net cash provided by operating activities for the year ended December 31, 2023 was $19.9 million, compared to net cash provided by operating activities of $48.0 million for the year ended December 31, 2022, representing a decrease in net cash inflows by $28.1 million, which was mainly due to the offsetting impact of (1) the increase in net income excluding non-cash items by $9.3 million, (2) the decrease in the cash outflows from movements of inventory by $3.7 million, (3) the decrease in the cash inflows from movements of accounts and notes receivable by $13.8 million, (4) the decrease in the cash inflows from movements of accounts and notes payable by $5.2 million, and (5) a combination of other factors contributing a decrease of cash inflows by $22.1 million, including the decrease in the cash outflows from movements of taxes payable by $9.8 million.

(b)Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $28.6 million, as compared to net cash used by investing activities of $32.7 million in 2022, representing a decrease in cash outflows by $4.1 million, which was mainly due to the net effect of (1) a decrease in purchase of short-term investments and long-term time deposits of $11.7 million, (2) a decrease in proceeds from maturities of short-term investments $11.9 million , (3) a combination of other factors contributing to a decrease of cash inflows by $4.3 million, including a decrease in the payment to acquire property, plant and equipment by $1.3 million, and a decrease in cash prepaid for investment under equity method by $5.1 million.

(c)Financing Activities

Net cash provided in financing activities for the year ended December 31, 2023 was $6.8 million, compared net cash used in financing activities of $1.6 million for 2022, representing an increase in inflows by $8.4 million, which was mainly due to the net effect of (1) an increase in proceeds from bank and government loans by $12.9 million, and (2) an increase in repayment of bank loans and government loans by $11.5 million, (3) a combination of other factors contributed an increase of cash inflows by $7.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

On December 31, 2023 and 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2023, the Company mainly supplied products to North America and settled

47 | Page

in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During December 2022 to December 2023, the exchange rate between RMB and U.S. dollar appreciated from RMB1.00 to $0.1436 to RMB1.00 to $0.1412. The depreciation of the RMB may continue. Significant depreciation of the RMB is likely to decrease the Company’s income generated from China.

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

48 | Page

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

			The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	• OEM sourcing • OEM policy decisions regarding warranty claims

Property, plant and equipment, intangible assets and other long-term assets	Valuation of long- lived assets and investments	The Company is required, from time-to-time, to review the recoverability of certain of its assets.	The Company reviews the recoverablilty of certain of its assets based on projections of anticipated future cash flows.	• Future sales estimates • Customer preferences and decisions

Accounts and notes receivable	Allowance for credit losses	The Company is required, from time to time, to review the credit of customers and make timely provision of allowance for credit losses.	The Company estimates the collectability of the receivables based on the future cash flows using historical experiences.	• Customer credit

Inventory	Provision for inventory impairment

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

The value of the RMB fluctuates and is affected by, among other things, changes in China’s political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2023 and 2022, the exchange rates of RMB against U.S. dollar were RMB 1.00 to $0.1412 and RMB 1.00 to $0.1436, respectively. Any significant future depreciation of the RMB is likely to decrease the Company’s profits generated from overseas.

49 | Page

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

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company’s credit risk is also mitigated because its customers are all selected enterprises supported by the local government. One customer, Stellantis N.V., accounted for more than 10% (17.2%) of the Company’s consolidated revenues in 2023. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

INTEREST RATE RISK

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of December 31, 2023, the Company had nil of outstanding indebtedness, which is subject to interest rate fluctuations.

The Company’s level of outstanding indebtedness fluctuates from time to time and may result in additional payable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)	The financial statements required by this item begin on page 61.
(b)	Selected quarterly financial data for the past two years are summarized in the following table (figures are in thousands of USD, except those for items headed “Basic” and “Diluted”):

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2023	2022	2023	2022	2023	2022	2023	2022
Net sales	$142,243	$136,396	$137,410	$127,161	$137,541	$137,207	$159,160	$128,787
Gross profit	21,618	14,734	22,718	22,711	24,757	20,918	34,658	25,031
Income/(loss) from operations	7,744	(1,538)	7,789	7,200	10,153	4,887	13,559	(2,598)
Net income	7,883	149	11,468	9,935	11,244	8,007	12,143	4,252
Net income/(loss) attributable to non-controlling interest	1,055	200	995	500	1,749	529	1,251	(97)
Net income/(loss) attributable to parent company’s common shareholders	6,820	(59)	10,466	9,428	9,488	7,470	10,884	4,342
Net income/(loss) attributable to parent company’s common shareholders per share-
Basic	$0.23	$—	$0.35	$0.31	$0.31	$0.24	$0.36	$0.14
Diluted	$0.23	$—	$0.35	$0.31	$0.31	$0.24	$0.36	$0.14

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

50 | Page

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2023 and determined that internal control over financial reporting was effective as of December 31, 2023.

This report does not include an auditors’ report on the effectiveness of internal control over financial reporting due to SEC rules that exempt smaller reporting companies such as China Automotive from providing such a report.

51 | Page

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

Rule 10b5-1 Trading Plan

On June 1, 2023, Wiselink Holding Limited and UBS Financial Services Inc. entered a Trading Plan for the purpose of selling, in accordance with Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended, shares of common stock of the Company.

Trading Schedule A (For sale of Long, Restricted or Control Stock)

			Type of order:	Duration
	Order Entry	Number of shares	Limited price(s)	of order	Order cancel	Acquisition	Nature of
Order A#	Date	to be sold	or Market	(day, GTC)	Date	Date	Acquisition
1	First Available	282,100	$5.00	GTC	August 30, 2024	April 22, 2008	Equity exchange

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

Furthermore, in August 2022, the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China, taking the first step toward opening access for the PCAOB to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong. PCAOB staff members conducted on-site inspections and investigations from September to November 2022, and in December 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and confirmed that until such time as the PCAOB issues any new determination, there are no Commission-Identified Issuers at risk of having their securities subject to a trading prohibition under the HFCAA. For this reason, we do not expect to be identified as a Commission - Identified Issuer under the HFCAA after we file this annual report on Form 10 - K for the fiscal year ended December 31, 2023.

For further information, see Item 1. Business and Item 1A. Risk Factors— Risks Related To Doing Business In China And Other Countries Besides The United States.

52 | Page

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2023. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	66	Chairman of the Board

Tong Kooi Teo	67	Director

Guangxun Xu	73	Director

Heng Henry Lu	58	Director

Qizhou Wu	59	Chief Executive Officer and Director

Jie Li	54	Chief Financial Officer

Andy Tse	53	Senior Vice President

Haimian Cai	60	Vice President

Henry Chen	33	Vice President

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

Tong Kooi Teo has served as an independent director of the Company since July 2019. He is the chairman of the compensation committee, and a member of the audit committee and the nominating committee of the Board of Directors. He is the Chief Executive Officer of DPS Corporate Advisory Company Limited, Beijing, China, a member of Head International Group, China since March 2018. He is independent non-executive director of UOB Kay Hian Securities Sdn Bhd since February 2023. He is also Non-Executive Director

53 | Page

of Guocoland (China) Limited since February 2018. He was the Managing Director of Guoco Investment (China) Ltd., Hong Kong from 2014 to 2018, after serving as the Group Managing Director of Guocoland (China) Ltd. from 2012 to 2014. Prior to that, Mr. Teo was the Chief Executive Officer (China and Vietnam Operations) of WCT Holdings Bhd, Malaysia from 2011 to 2012. He was the Chief Executive Officer of Hong Leong Asia Ltd (HLA), which is listed on the Singapore Stock Exchange from 2004 to 2010. From 2003 to 2004, Mr. Teo was the Managing Director of Tasek Corporation Bhd, Malaysia, which was listed on the Kuala Lumpur Stock Exchange. From 1994 to 2002, Mr. Teo was General Manager of Corporate Banking Division and Chief Operating Officer of Hong Leong Bank Malaysia. From 1989 to 1994, Mr. Teo was with Deutsche Bank Malaysia where his last held position was Head of Corporate Banking.

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

Henry Chen has served as a vice president of the Company since August 2022. Prior to that position he served in Hubei Henglong as the executive vice president from February 2022 to August 2022, the assistant to president from January 2021 to January 2022 and the European regional business director from July 2017 to January 2021. Mr. Chen was the investment manager of Suzhou Qingyan Captial from June 2016 to June 2017. Mr. Chen holds a B.S. Degree in History and Political Science and a M.S. in Global History from University of Warwick. He is the son of Hanlin Chen.

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

55 | Page

Code of Ethics and Conduct

The Board of Directors has adopted a Code of Ethics and Conduct which is applicable to all officers, directors and employees. The Code of Ethics and Conduct was filed as an exhibit to the Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 25, 2010.

Delinquent Section 16(a) Reports

Based solely on the Company’s review of the Section 16(a) reports that have been filed by or on behalf of its officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities, we believe that all such persons complied on a timely basis with all Section 16(a) filing requirements during the fiscal year ended December 31, 2023.

ITEM 11.    EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2023, the Compensation Committee consisted of Mr. Tong Kooi Teo, Mr. Guangxun Xu and Mr. Heng Henry Lu. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

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

Compensation Recovery Policy

The Company’s compensation recovery policy, the “Compensation Recovery Policy”, was adopted effective October 10, 2023, in accordance with SEC requirements and the Nasdaq listing standards. The Compensation Recovery Policy authorizes the Company to recover, or “clawback,” certain incentive compensation erroneously awarded predicated upon achieving financial results and the financial results are subsequently subject to an accounting restatement.

Elements of Compensation

The Company’s executive compensation consists of the following elements:

Base Salary

In determining the amount of base salaries for our named executive officers, “Named Executive Officers”, the Compensation Committee strives to establish base salaries that are similar to those paid by other companies to executives in similar positions and with similar responsibilities. Base salaries are adjusted from time to time to realign salaries with market levels after considering individual responsibilities, performance and experience. The Compensation Committee established a salary structure to determine base salaries and is responsible for initially setting executive officer compensation in employment arrangements with each individual. The base salary amounts are intended to reflect the Company’s philosophy that the base salary should attract experienced individuals who will contribute to the success of the Company’s business goals and represent cash compensation that is commensurate with the compensation of individuals at similarly situated companies.

56 | Page

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: RMB 2.2 million (equivalent to approximately $0.31 million) for the Chairman, RMB 1.4 million (equivalent to approximately $0.2 million) for the CEO and RMB 0.9 million (equivalent to approximately $0.12million) individually for each other officer in 2023.

Performance Bonus

a.	Grantees: Mr. Hanlin Chen, Mr. Qizhou Wu, Mr. Andy Tse, Mr. Henry Chen and Mr. Jie Li.
b.	Conditions: based on the Company’s consolidated financial statements, (i) the year over year growth rate of sales for 2023 must be 5% or higher; or (ii) the year over year growth rate of sales for 2023 must be 10% or higher.
c.	Bonus: If condition (i) is satisfied, 25% of each officer’s annual salary in 2023. If condition (ii) is satisfied, 50% of each officer’s annual salary in 2023.

The Company accrued 25% of the annual salary as performance bonus for each Named Executive Officer in 2023 as the Company reached the above condition (i).

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

There were no stock options granted to management in 2023.

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

Compensation Tables

Executive Officers

The compensation that Named Executive Officers received for their services for fiscal years 2023 and 2022 were as follows (figures are in thousands of USD):

Name and principal position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Total
Hanlin Chen (Chairman)	2023	$306	$77	$—	$383
	2022	$321	$80	$—	$401

Qizhou Wu (CEO)	2023	$204	$51	$—	$255
	2022	$214	$53	$—	$267

Jie Li (CFO)	2023	$122	$31	$—	$153
	2022	$128	$32	$—	$160

Haimian Cai (Vice President)	2023	$387	$—	$—	$387
	2022	$383	$—	$—	$383
(1)	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.

57 | Page

(2)	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details.
(3)	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2023. The compensation that directors received for serving on the Board of Directors for fiscal year 2023 was as follows (figures are in thousands of USD):

Name	Fees earned or paid in cash	Option awards (1)	Total
Tong Kooi Teo	$32	$—	$32
Guangxun Xu	$59	$—	$59
Heng Henry Lu	$32	$—	$32
(1)	The company did not grant option awards to directors in 2023.

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 30,185,702 shares of common stock outstanding at December 31, 2023 (exclusive of 2,152,600 shares of treasury stock).

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	17,323,670	57.39%
Qizhou Wu, CEO and Director	1,537,524	5.09%
Guangxun Xu, Director	—	—%
Tong Kooi Teo, Director	—	—%
Heng Henry Lu, Director	—	—%
Haimian Cai, VP	50,000	0.17%
Jie Li, CFO (2)	97,031	0.32%
Tse Andy, Sr. VP	531,682	1.76%
Henry Chen, VP	—	—%
All Directors and Executive Officers (9 persons)	19,539,907	64.73%
(1)	Includes (i) 13,322,547 shares of common stock beneficially owned by Mr. Hanlin Chen; (ii) 1,502,925 shares of common stock beneficially owned by Ms. Li Ping Xie, Mr. Hanlin Chen’s wife; and (iii) 2,498,198 shares of common stock beneficially owned by Wiselink Holdings Limited, a company controlled by Mr. Hanlin Chen. According to the resolution of the Board of Directors of Wiselink dated November 28, 2023, Wiselink transferred 525,344 shares of its restricted shares of China Automotive Systems, Ltd., to a number of transferees.
(2)	Includes 50,000 shares held as nominee for Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. On October 13, 2014, the Company issued 4,078,000 of its common shares in a private placement to nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. for the acquisition of the 19.0% and 20.0% equity interest in Jiulong and Henglong held by

58 | Page

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers Zhong Tian LLP for the audit of the Company’s annual financial statements and other services provided in the fiscal years 2023 and 2022. The Audit Committee has approved the following fees (figures are in thousands of USD):

	Fiscal Year Ended
	2023	2022
Audit Fees	$724	$731
Other Fees	44	—
Total Fees	$768	$731

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2023 and 2022, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

59 | Page

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.	Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers Zhong Tian LLP
2.	Consolidated Balance Sheets as of December 31, 2023 and 2022
3.	Consolidated Statements of Income or Loss for the years ended December 31, 2023 and 2022
4.	Consolidated Statements of Comprehensive Income or Loss for the years ended December 31, 2023 and 2022
5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022
6.	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
7.	Notes to Consolidated Financial Statements

60 | Page

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

3.1(ii)	Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-SB filed on August 27, 2001)

3.1(iii)	Insider Trading Policy

4.1	Description of the Company’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 000-33123) filed on March 30, 2022.

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

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10 - K)*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

97	Compensation Recovery Policy

101*

The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 28, 2024, formatted in Extensible Business Reporting Language (XBRL):

104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(i)	Consolidated Balance Sheets;

61 | Page

(ii)	Consolidated Statements of Income or Loss;
(iii)	Consolidated Statements of Comprehensive Income or Loss;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related notes.
*	Filed herewith.

ITEM 16.    FORM 10-K SUMMARY

Not Applicable.

62 | Page

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 28, 2024		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

63 | Page

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

Dated: March 28, 2024		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 28, 2024		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 28, 2024		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 28, 2024		/s/ Tong Kooi Teo
	Name:	Tong Kooi Teo
	Title:	Director

Dated: March 28, 2024		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: March 28, 2024		/s/ Heng Henry Lu
	Name:	Heng Henry Lu
	Title:	Director

64 | Page

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of China Automotive Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income or loss, of comprehensive income or loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Assessment of the recoverability of deferred tax assets

As described in Notes 2 and 9 to the consolidated financial statements, as of December 31, 2023, the Company’s deferred tax assets were $8.9 million. Deferred tax assets and liabilities are recognized for the future tax consequences, which is attributable to operating loss and tax credit carryforwards and for differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, by applying enacted statutory rates applicable to future years. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of, the deferred tax assets will not be realized. The valuation allowance is based on management’s estimates of future taxable profits and application of relevant income tax law.

65 | Page

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

PricewaterhouseCoopers Zhong Tian LLP

Shanghai, the People’s Republic of China

March 28, 2024

We have served as the Company’s auditor since 2010.

66 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of USD, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$114,660	$121,216
Pledged cash	40,534	37,735
Short-term investments	11,084	12,861
Accounts and notes receivable, net - unrelated parties (Allowance for credit losses of $15,599 and $14,359, respectively)	261,237	214,308
Accounts and notes receivable, net - related parties (Allowance for credit losses of $1,404 and $1,763, respectively)	8,169	10,016
Advance payments and others, net - unrelated parties (Allowance for credit losses of $22 and $115, respectively)	14,008	10,907
Advance payments and others - related parties	1,991	1,439
Inventories	112,392	112,236
Total current assets	564,075	520,718
Non-current assets:
Property, plant and equipment, net	101,359	106,606
Land use rights, net	9,233	9,555
Intangible assets, net	3,865	1,273
Operating lease assets	278	477
Long-term time deposits	8,647	—
Other receivables, net (Allowance for credit losses of $49 and $50, respectively)	598	46
Advance payment for property, plant and equipment - unrelated parties	3,554	6,331
Advance payment for property, plant and equipment - related parties	5,759	1,884
Long-term investments	60,173	59,810
Deferred tax assets	8,899	7,652
Total assets	$766,440	$714,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	$48,005	$45,671
Accounts and notes payable - unrelated parties	240,739	218,412
Accounts and notes payable - related parties	12,839	16,695
Customer deposits	8,633	5,654
Accrued payroll and related costs	11,282	11,628
Accrued expenses and other payables	44,771	48,311
Taxes payable	17,267	17,598
Operating lease liabilities - current portion	203	226
Total current liabilities	383,739	364,195
Long-term liabilities:
Advances payable	282	2,144
Operating lease liabilities - non-current portion	52	255
Long-term loans	1,221	528
Deferred tax liabilities	3,943	4,010
Long-term taxes payable	8,781	15,805

Total liabilities	398,018	386,937
Commitments and Contingencies (Note 24)
Mezzanine equity:
Redeemable non-controlling interests	613	582
Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued – 32,338,302 and 32,338,302 shares at December 31, 2023 and 2022, respectively	3	3
Additional paid-in capital	63,731	63,731
Retained earnings-
Appropriated	11,851	11,851
Unappropriated	284,832	247,174
Accumulated other comprehensive income	(8,258)	(3,413)
Treasury stock – 2,152,600 and 2,152,600 shares at December 31, 2023 and 2022, respectively	(7,695)	(7,695)
Total parent company stockholders’ equity	344,464	311,651
Non-controlling interests	23,345	15,182
Total stockholders’ equity	367,809	326,833
Total liabilities, mezzanine equity and stockholders’ equity	$766,440	$714,352

The accompanying notes are an integral part of these consolidated financial statements.

67 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Income or Loss

(In thousands of USD, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Net product sales ($47,514 and $44,282 sold to related parties for the years ended December 31, 2023 and 2022)	$576,354	$529,551
Cost of products sold ($27,288 and $28,810 purchased from related parties for the years ended December 31, 2023 and 2022)	472,603	446,157
Gross profit	103,751	83,394
Net gain on other sales	5,788	3,696
Operating expenses:
Selling expenses	15,610	16,910
General and administrative expenses	25,503	26,120
Research and development expenses	29,181	36,109
Total operating expenses	70,294	79,139
Operating income	39,245	7,951
Other income, net	5,345	5,782
Interest expense	(1,021)	(1,450)
Financial income, net	4,666	10,753
Income before income tax expenses and equity in earnings of affiliated companies	48,235	23,036
Less: Income taxes	5,137	3,082
Add: Equity in (loss)/earnings of affiliated companies	(360)	2,389
Net income	42,738	22,343
Net income attributable to non-controlling interest	5,050	1,132
Accretion to redemption value of redeemable non-controlling interests	(30)	(30)
Net income attributable to parent company’s common shareholders	37,658	21,181

Net income attributable to parent company’s common shareholders per share -
Basic	$1.25	$0.69

Diluted	$1.25	$0.69

Weighted average number of common shares outstanding -
Basic	30,185,702	30,639,102
Diluted	30,189,421	30,641,274

The accompanying notes are an integral part of these consolidated financial statements.

68 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income or Loss

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2023	2022
Net income	$42,738	$22,343
Other comprehensive income:
Foreign currency translation loss	(5,191)	(29,934)
Comprehensive income/(loss)	37,547	(7,591)
Comprehensive income/(loss) attributable to non-controlling interest	4,704	(672)
Accretion to redemption value of redeemable non-controlling interest	(30)	(30)
Comprehensive income/(loss) attributable to parent company	$32,813	$(6,949)

The accompanying notes are an integral part of these consolidated financial statements.

69 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands of USD, except share and per share amounts)

	2023	2022
Common Stock
Balance at January 1, 2023 and 2022 - 32,338,302 and 32,338,302 shares, respectively	$3	$3
Balance at December 31, 2023 and 2022 - 32,338,302 and 32,338,302 shares, respectively	$3	$3

Additional Paid-in Capital
Balance at January 1	$63,731	$63,731
Balance at December 31	$63,731	$63,731

Retained Earnings - Appropriated
Balance at January 1	$11,851	$11,481
Appropriation of retained earnings	—	370
Balance at December 31	$11,851	$11,851

Unappropriated
Balance at January 1	$247,174	$226,363
Net income attributable to parent company	37,688	21,211
Accretion of redeemable non-controlling interests	(30)	(30)
Appropriation of retained earnings	—	(370)
Balance at December 31	$284,832	$247,174

Accumulated Other Comprehensive (Loss)/Income
Balance at January 1	$(3,413)	$24,717
Net foreign currency translation adjustment attributable to parent company	(4,845)	(28,130)
Balance at December 31	$(8,258)	$(3,413)

Treasury Stock
Balance at January 1, 2023 and 2022 –2,152,600 and 1,486,526 shares, respectively	$(7,695)	$(5,261)
Repurchase of common stock in 2023 and 2022 –nil and 666,074 shares, respectively	—	(2,434)
Balance at December 31, 2023 and 2022 – 2,152,600 and 2,152,600 shares, respectively	$(7,695)	$(7,695)

Total parent company stockholders’ equity	$344,464	$311,651

Non-controlling Interest
Balance at January 1	$15,182	$15,854
Net foreign currency translation adjustment attributable to non-controlling interest	(346)	(1,804)
Net income attributable to non-controlling interest	5,050	1,132
Contribution by non-controlling shareholder of Wuhan Hyoseong	3,459	—
Balance at December 31	$23,345	$15,182

Total stockholders’ equity	$367,809	$326,833

The accompanying notes are an integral part of these consolidated financial statements.

70 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$42,738	$22,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,708	25,173
Deferred income taxes	(1,319)	1,243
Allowance for credit losses	1,564	4,404
Impairment loss on prepayment for investment in Hefei Senye (See Note 18)	—	2,676
Equity in (loss)/earnings of affiliates	360	(2,389)
Impairment loss on property, plant and equipment	794	—
(Gain)/loss on disposal of fixed assets	(3)	58
(Increase)/decrease in:
Accounts and notes receivable	(50,699)	(36,935)
Advance payments and others	(3,881)	(41)
Inventories	(1,654)	(5,368)
Other receivables	(556)	—
Increase/(decrease) in:
Accounts and notes payable	22,024	27,271
Customer deposits	3,091	3,580
Accrued payroll and related costs	77	1,628
Accrued expenses and other payables	(2,667)	1,158
Taxes payable	(6,835)	2,925
Advances payable	(1,836)	297
Net cash provided by operating activities	19,906	48,023

Cash flows from investing activities:
Purchase of short-term investments and long-term time deposits	(68,550)	(80,244)
Proceeds from maturities of short-term investments	63,240	75,144
Decrease/(increase) in demand loans and employee housing loans included in other receivables	—	292
Loan to a related party	—	(146)
Cash received from property, plant and equipment sales	2,790	1,514
Cash paid to acquire property, plant and equipment and land use right (including $5,336 and $3,445 paid to related parties for the years ended December 31, 2023 and 2022, respectively)	(18,235)	(20,296)
Cash paid to acquire intangible assets	(3,445)	(188)
Cash received from long-term investment	3,292	3,986
Investment under equity method	(7,729)	(12,802)
Net cash used in investing activities	(28,637)	(32,740)

Cash flows from financing activities:
Proceeds from bank loans	64,776	51,898
Repayment of bank loans and government loans	(61,437)	(49,917)
Repurchase of common shares	—	(2,434)
Repayments of the borrowing under sale and leaseback transaction	—	(1,130)
Cash received from capital contributions by a non-controlling interest holder	3,459	—
Net cash provided by/(used in) financing activities	6,798	(1,583)

Cash and cash equivalents affected by foreign currency	(1,824)	(14,248)
Net decrease in cash and cash equivalents	(3,757)	(548)
Cash, cash equivalents and pledged cash at beginning of year	158,951	159,499
Cash, cash equivalents and pledged cash at end of year	$155,194	$158,951

The accompanying notes are an integral part of these consolidated financial statements.

71 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31,
	2023	2022
Cash paid for interest	$1,145	$1,492
Cash paid for income taxes	$7,965	$4,044

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Year Ended December 31,
	2023	2022
Property, plant and equipment recorded during the year which previously were advance payments	$2,699	$2,473
Change in accounts payable for acquiring property, plant and equipment	$960	$985

	Year Ended December 31,
	2023	2022
Supplemental disclosure of acquisition of operating lease assets	$278	$477

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

Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development, “R&D”, support.

The Company owns interests in the following subsidiaries incorporated in the PRC and Brazil as of December 31, 2023 and 2022.

	Percentage Interest
	December 31,	December 31,
Name of Entity	2023	2022
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu”[5]	100.00%	100.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[12]	66.60%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”[13]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”[14]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [15]	100.00%	100.00%
Hubei Zhirong Automotive Technology Co., Ltd., “Zhirong” [16]	100.00%	—%
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

73 | Page

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. The Company retained its controlling interest in Wuhu and the acquisition of the non-controlling interest was accounted for as an equity transaction.
6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
7.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.
12.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (“Henglong KYB”), which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment.
13.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd. (“Wuhan Hyoseong”), which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
14.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
15.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.
16.	In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automotive Technology Co., Ltd., “Zhirong”, Representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products.

74 | Page

2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2023 and 2022, the consolidated financial statements include the accounts of the Company and its subsidiaries, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Jielong was formed in April 2006. On December 31, 2023, 85% of Jielong was owned by the Company, and 15% of Jielong was owned by Hubei Wanlong. The highest authority of Jielong is its board of directors, which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both the chairman of such board of directors and the general manager of Jielong are appointed by the Company.

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

Henglong KYB was formed in 2018, with 66.6% owned by the Company and 33.4% owned by KYB. The highest authority of Henglong KYB is its board of directors, which is comprised of five directors, three of whom are appointed by the Company, and two of whom are appointed by KYB. As for day-to-day operating matters, approval by at least three-fifths of the members of such board of directors is required. The chairman of such board of directors is appointed by the Company and the general manager is appointed by KYB.

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

75 | Page

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

Pledged Cash - Pledged as collateral for the Company’s notes payable and restricted to use. The Company regularly pays some of its suppliers by bank notes. The Company has to deposit a cash deposit, equivalent to 0%-100% of the face value of the relevant bank note, in order to obtain the bank note.

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

For the year ended December 31, 2023 and 2022, the Company recorded $1.1 million and $4.5 million expected credit loss expense in general and administrative expenses, respectively. As of December 31, 2023, the expected credit loss provision for the current and non-current assets were $17.2 million and nil, respectively.

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

Advance Payments - These amounts represent advances to acquire various assets to be utilized in the future in the Company’s normal business operations, such as machine equipment, raw materials and technology. Such amounts are paid according to their respective contract terms. Advance payment for machinery and equipment is classified as advance payment for property, plant and equipment in the consolidated balance sheet and advance payment of raw materials and technology are classified as prepayments for purchase of raw materials and others in the consolidated balance sheet.

76 | Page

Property, Plant and Equipment – Property, plant and equipment are stated at cost. Major renewals and improvements are capitalized; minor replacements and maintenance and repairs are charged to operations. Depreciation is calculated on the straight-line method over the estimated useful lives of the respective assets as follows:

Category	Estimated Useful Life (Years)
Buildings	25
Machinery and equipment	6-13
Electronic equipment	4
Motor vehicles	8

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

Land use rights are carried at cost less accumulated amortization and impairment losses, if any. Amortization is computed using the straight-line method over the term specified in the land use right certificate for 45 years or 50 years, as applicable. Amortization expenses of land use rights were $0.3 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company had pledged land use rights with a net book value of approximately $4.8 million and $5.1 million, respectively, as security for its comprehensive credit facilities with banks in China.

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

Interest Costs Capitalized - Interest costs incurred in connection with borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized and depreciated as part of the asset’s total cost when the respective asset is placed into service. Interest costs capitalized for the years ended December 31, 2023 and 2022, were $0.3 million and $0.2 million, respectively.

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

77 | Page

Long-term Investments – The Company’s long-term investments include investments in corporations and investments in limited partnerships. Investments in corporations which the Company has the ability to exert significant influence are accounted for using the equity method. Investments in limited partnerships which the Company has more than virtually no influence are accounted for using the equity method. The limited partnerships accounted for its investments at fair value that were classified under Level 1, in the fair value hierarchy, for those whose shares were listed and actively traded on stock exchange.  The fair value of the limited partnerships’ Level 2 investments were determined using recent market transaction price or buy-back price. The fair value of the limited partnerships’ Level 3 investments were determined using valuation techniques based on market approach or income approach with unobservable inputs, which required significant judgment made by management with respect to the assumptions and estimates. For the investments made close to the period end, their initial investment amount were deemed approximate to their fair value. As of December 31, 2023, certain investments funds are approaching the end of their investment term and actively sought for exit with their investees or potential buyers. The investments in limited partnerships were accounted for substantially under level 1 or level 2 or level 3 as at December 31, 2023.

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

78 | Page

Contract liabilities are mainly customer deposits.

Customer Deposits

As of December 31, 2023 and 2022, the Company has customer deposits of $8.6 million and $5.7 million, respectively. During the year ended December 31, 2023, $9.0 million was received and $6.1 million (including $2.7 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the year ended December 31, 2022, $10.2 million was received and $6.9 million (including $2.4 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

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

Uncertain Tax Positions - In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2023 and 2022, the Company has no uncertain tax positions.

Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

79 | Page

For the years ended December 31, 2023 and 2022, the warranties activities were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2023	2022
Balance at the beginning of year	$32,435	$36,572
Additions during the year	11,309	10,941
Settlement within the year	(12,676)	(11,877)
Foreign currency translation loss	(628)	(3,201)
Balance at end of year	$30,440	$32,435

Pension - Most of the operations and employees of the Company are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately at a total of 35% and 35% of base salary for the years ended December 31, 2023 and 2022, respectively. Base salary levels are the average salary determined by the local governments. For employees in overseas countries, mainly U.S. and Brazil, the Company records pension costs and various employment benefits in accordance with the relevant overseas social security regulations, which is approximately at a total of 26% and 26% of base salary for the years ended December 31, 2023 and 2022, respectively.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.

In 2023, the Company’s five largest customers accounted for 40.4% of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (i.e., 17.2% of consolidated sales, which comprised a total of $99.0 million in sales included in the Hubei Henglong segment (Note 25)).

In 2022, the Company’s five largest customers accounted for 42.8% of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (i.e., 20.2% of consolidated sales, which comprised a total of $106.9 million in sales included in the Hubei Henglong segment (Note 25)).

At December 31, 2023 and 2022, approximately 7.3% and 8.0% of accounts receivable were from trade transactions with the aforementioned customer (accounting for more than 10% of consolidated sales).

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

80 | Page

Gain on other sales - Gain on other sales mainly consists of rental income, gain on disposal of intangible assets and property, plant and equipment and technical services revenue.

Research and Development Costs - Research and development costs are expensed as incurred.

Advertising, Shipping and Handling Costs – Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Transportation relating to sales of $5.7 million and $6.5 million were included in selling expenses for the years ended December 31, 2023 and 2022, respectively.

Leases – The Company adopted ASU 2016-02, Leases, and other related ASUs (collectively, “ASC 842”). The Company determines if an arrangement is a lease upon inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used. The Company’s major plants and buildings are self-owned and limited temporary small offices were rented. For leases with a term of 12 months or less, the Company makes an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is the Company’s incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on the lease term and the economic environment of the applicable country or region. The discount rate used by the Company for its operating lease was 4.75%. As of December 31, 2023, the weighted average remaining lease term was 1.3 years. The Company did not have finance lease arrangements as of December 31, 2023.

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

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2023 and 2022, the Company did not have any fair value assets and liabilities classified as Level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2023 and 2022, the Company did not have any fair value assets and liabilities classified as Level 2.

81 | Page

Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). As at December 31, 2023 and 2022, wealth management financial products with amounts of $11.1 million and $12.9 million, respectively, were classified as Level 3.

The Company’s financial instruments consist principally of cash and cash equivalents, pledged cash, time deposits, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses and bank loans. As of December 31, 2023 and 2022, the respective carrying values of all financial instruments approximated fair value because any changes in fair value, after considering the discount rate, are immaterial.

Segment Reporting - Based on the criteria established by ASC 280 “Segment Reporting,” the Company currently operates and manages its business by product sectors and each of them is a reportable segment. The Company’s chief operating decision-maker, “CODM”, is the chief executive officer. The CODM reviews operating results to make decisions about allocating resources for the Company and assessing performance of its segments. Since most of the revenue generated of the Company and assets held by the Company are in PRC while others are generated and held in other countries, information by geographic region is also presented.

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

Certain Relationships and Related Transactions

The following are the related parties of the Company. The Company or the major shareholders of the Company directly or indirectly have interests in these related parties:

●	Wiselink Holding Limited, “Wiselink”
●	Xiamen Joylon Co., Ltd., “ Xiamen Joylon ”
●	Shanghai Tianxiang Automotive Parts Co., Ltd., “ Shanghai Tianxiang ”
●	Jiangling Tongchuang Machining Co., Ltd., “ Jiangling Tongchuang ”
●	Shanghai Hongxi Investment Inc, “ Hongxi ”
●	Hubei Wiselink Equipment Manufacturing Co., Ltd., “ Hubei Wiselink ”
●	Jingzhou Derun Agricultural S&T Development Co., Ltd., “ Jingzhou Derun ”

82 | Page

●	Jingzhou Tongying Alloys Materials Co., Ltd., “ Jingzhou Tongying ”
●	Wuhan Dida Information S&T Development Co., Ltd., “ Wuhan Dida ”
●	Hubei Wanlong Investment Co., Ltd., “ Hubei Wanlong ”
●	Jingzhou Yude Machining Co., Ltd., “ Jingzhou Yude ”
●	Honghu Changrun Automotive Parts Co., Ltd., “ Honghu Changrun ”
●	Jingzhou Henglong Real Estate Co., Ltd., “ Henglong Real Estate ”
●	Xiamen Joylon Automotive Parts Co., Ltd., “Xiamen Automotive Parts ”
●	Jingzhou Jiulong Material Co., Ltd., “ Jiulong Material ”
●	Wuhan Tongkai Automobile Motor Co., Ltd., “ Wuhan Tongkai ”
●	Jingzhou Natural Astaxanthin Inc, “Jingzhou Astaxanthin”
●	Hubei Asta Biotech Inc., “Hubei Asta”
●	Shanghai Yifu Automotive Electronics Technology Co., Ltd., “Shanghai Yifu”
●	Suzhou Qingyan Venture Capital Fund L.P., “Suzhou Qingyan”
●	Chongqing Qingyan Venture Capital Fund L.P., “Chongqing Qingyan”
●	Chongqing Jinghua Automotive Intelligent Manufacturing Technology Research Co., Ltd., “Chongqing Jinghua”
●	Hubei Hongrun Intelligent System Co.,Ltd., “Hubei Hongrun”
●	Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”
●	Hubei Tongrun Automotive Parts Industry Development Co., Ltd., “Hubei Tongrun”
●	Hubei Qingyan Venture Capital Fund L.P, “Hubei Qingyan”
●	Hubei Henglongtianyu Pipe system Co.,Ltd., “Henglong Tianyu”
●	Wuhan Ewinlink Intelligent System Co., Ltd., “Ewinlink”
●	Hubei HLTW Automotive Lightweight Co.,Ltd., “Hubei HLTW”
●	Hubei Jinlv New Energy Battery Technology Co., Ltd., “Hubei Jinlv”
●	Hubei Yiling Intelligent Technology Co., Ltd., “Hubei Yiling”
●	Sentient AB
●	Suzhou Sentient Automotive Technology Co., Ltd., “Suzhou Sentient”
●	Suzhou Qingshan Zhiyuan Venture Capital Fund L.P., “Suzhou Qingshan”
●	Suzhou Mingzhi Intelligent Manufacturing Industry Investment Fund L.P., “Suzhou Mingzhi”

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”).  ASU 2023-07 improves segment disclosure requirements, primarily through

83 | Page

enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and application should be applied retrospectively, unless it is impracticable to do so. We are currently assessing the potential impact of adopting ASU 2023-07 on our consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”).  ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and application may be applied prospectively or retrospectively. We are currently assessing the potential impact of adopting ASU 2023-09 on our consolidated financial statements.

3.	Accounts and Notes Receivable

The Company’s accounts receivable on December 31, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	December 31,
	2023	2022
Accounts receivable - unrelated parties	$164,231	$139,533
Notes receivable - unrelated parties (1)	112,605	89,134
Total accounts and notes receivable - unrelated parties	276,836	228,667
Less: allowance for doubtful accounts - unrelated parties	(15,599)	(14,359)
Accounts and notes receivable, net - unrelated parties	261,237	214,308
Accounts and notes receivable - related parties	9,573	11,779
Less: allowance for doubtful accounts - related parties	(1,404)	(1,763)
Accounts and notes receivable, net - related parties	8,169	10,016
Accounts and notes receivable, net	$269,406	$224,324
(1)	Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

As of December 31, 2023 and 2022, the Company pledged its notes receivable in amounts of $11.5 million and $13.7 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholder upon maturity (See Note 11).

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2023 and 2022, is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$16,122	$12,859
Amounts provided during the year	2,002	5,371
Amounts reversed of collection during the year	(463)	(967)
Writing off uncollectible account receivables	(410)	—
Foreign currency translation	(248)	(1,141)
Balance at end of year	$17,003	$16,122

84 | Page

4.	Advance Payments and Others

The Company’s advance payments and others as of December 31, 2023 and 2022, consisted of the following:

	Year Ended December 31,
	2023	2022
Input VAT	$8,957	$4,283
Prepayments for purchase of raw materials	3,206	3,942
Prepayment for R&D service	1,553	748
Prepaid income tax	948	1,287
Employee advances	448	713
Prepayment for share repurchase program	9	754
Others	900	734
Total advance payments and others	16,021	12,461
Less: Allowance for doubtful accounts	(22)	(115)
Advance payments and others, net	$15,999	$12,346

5.	Inventories

The Company’s inventories at December 31, 2023 and 2022, consisted of the following (figures are in thousands of USD):

	December 31,
	2023	2022
Finished goods	$62,760	$71,371
Raw materials	28,505	24,502
Work in process	17,123	16,001
Cost of R&D service	4,004	362
Balance at end of year	$112,392	$112,236

The Company recorded $4.8 million and $4.7 million of inventory write-down to cost of product sold for the years ended December 31, 2023 and 2022, respectively.

6.	Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	December 31,
	2023	2022
Costs:
Machinery and equipment	$241,761	$239,385
Buildings	64,390	64,928
Electronic equipment	5,804	6,242
Motor vehicles	4,587	4,308
Construction in progress	11,821	8,238
Gross Total	328,363	323,101
Less: Accumulated depreciation	(226,436)	(216,495)
Less: Impairment	(568)	—
Balance at end of year	$101,359	$106,606

Depreciation charges for the years ended December 31, 2023 and 2022, were $17.2 million and $24.2 million, respectively.

As of December 31, 2023 and 2022, the Company pledged property, plant and equipment and land use right with net book value of approximately $43.3 million and $51.6 million, respectively, as security for its comprehensive credit facilities with banks in China.

85 | Page

7.	Intangible Assets

The Company’s intangible assets at December 31, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	December 31,
	2023	2022
Costs:
Management software license	$7,055	$3,756
Patent technology	2,340	2,266
Total intangible assets - at cost	9,395	6,022
Less: Accumulated amortization	(5,530)	(4,749)
Balance at end of year, net	$3,865	$1,273

Amortization expenses were $1.0 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

	Estimated Amortization Expenses (in thousands of USD)
	2024	2025	2026	2027	2028
Amortization expenses	$1,006	$892	$778	$734	$429

8.	Long-term Investments

The Company’s long-term investments on December 31, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	December 31,
	2023	2022
Limited Partnerships:
Chongqing Venture Fund (1)	$13,158	$14,435
Hubei Venture Fund (2)	12,217	11,738
Suzhou Qingshan (3)	8,409	4,179
Suzhou Venture Fund (4)	3,387	5,473
Suzhou Mingzhi (5)	1,261	—
Subtotal - Investments in limited partnerships	38,432	35,825
Corporations:
Sentient AB(6)	20,417	21,831
Henglong Tianyu	793	774
Chongqing Jinghua	—	695
Jiangsu Intelligent	531	685
Subtotal - Investments in corporations	21,741	23,985
Total	$60,173	$59,810
(1)

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Chongqing Venture Fund”. As of December 31, 2023, Hubei Henglong owned 18.5% of Chongqing Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. The Company’s proportionate share of Chongqing Venture Fund’s net loss for the year ended December 31, 2023 was $0.5 million, recorded as equity in earning of affiliated company, and the Company also recorded $0.6 million in distributions from the fund. There was no impairment on this investment during the year ended December 31, 2023.

(2)

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Hubei Venture Fund”. As of December 31, 2023, Hubei Henglong owned 28.5% of Hubei Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Hubei Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. The Company’s proportionate share of Hubei Venture Fund’s net earnings for the year ended December 31, 2023 was $1.2 million, recorded as equity in earning of affiliated company, and the Company also recorded $0.5 million in distributions from the fund. There was no impairment on this investment during the year ended December 31, 2023.

86 | Page

(3)

In January 2022, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Qingshan Zhiyuan Venture Capital Fund L.P., “Suzhou Qingshan”. As of December 31, 2023, Hubei Henglong owned 22.56% of Suzhou Qingshan’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Qingshan’s operating and financial policies. The investment is accounted for using the equity method. The Company’s proportionate share of Suzhou Qingshan Venture Fund’s net earnings for the year ended December 31, 2023 was $0.1 million, recorded as equity in earning of affiliated company. There was no impairment on this investment during the year ended December 31, 2023.

(4)

In September 2014, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Suzhou Venture Fund”. As of December 31, Hubei Henglong owned 12.5% of the Suzhou Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. The Company’s proportionate share of Suzhou Venture Fund’s net earnings for the year ended December 31, 2023 was $0.2 million, recorded as equity in earning of affiliated company, and the Company also recorded $2.2 million in distributions from the fund. There was no impairment on this investment during the year ended December 31, 2023

(5)

In June 2023, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Mingzhi Intelligent Manufacturing Industry Investment Fund L.P., “Suzhou Mingzhi”. As of December 31, 2023, Hubei Henglong has paid RMB 9.0 million, equivalent to approximately $1.2 million, representing 19.74% of Suzhou Mingzhi’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Mingzhi’s operating and financial policies. The investment is accounted for using the equity method.

(6)

In June 2021, Hubei Henglong entered into a share purchase agreement with Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”, a related party controlled by the Company’s controlling shareholder, Mr. Chen Hanlin. In accordance with the agreement, CAAS would purchase 200 shares, representing 40% of Sentient AB’s share capital, from Jingzhou WiseDawn for total consideration of RMB 155.2 million, equivalent to approximately $24.5 million. The transaction was completed in March 2022. Pursuant to the share purchase agreement, the Company has the right to appoint two directors to the board of directors, so it can exercise significant influence over Sentient AB. Therefore, the investment is accounted for using the equity method. As of December 31, 2023, the Company has paid the total consideration. The company’s proportionate share of Sentient AB’s net loss for the year ended December 31, 2023 was $1.1 million. There was no impairment on this investment during the year ended December 31, 2023.

The Company summarizes the condensed financial information of the Company’s equity method investments as a group below (figures are in thousands of USD):

	December 31,
	2023	2022
Revenue	$4,872	$5,628
Gross profit	(951)	1,294
Income from continuing operations	(2,038)	6,451
Net income	$(2,039)	$6,430

87 | Page

9.	Deferred Income Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31, 2023 and 2022, were as follows (figures are in thousands of USD):

	December 31,
	2023	2022
Losses carryforward (U.S.) (1)	$—	$349
Losses carryforward (Non-U.S.) (1)	7,967	11,371
Product warranties and other reserves	8,198	8,525
Property, plant and equipment	7,510	7,506
Bonus accrual	222	252
Other accruals	1,869	2,163
Deductible temporary difference related to revenue recognition	1,248	1,294
Others	3,215	2,175
Total deferred tax assets	30,229	33,635
Less: Valuation allowance (1)	(18,981)	(23,270)
Total deferred tax assets, net of valuation allowance	11,248	10,365

Deferred withholding tax for dividend distribution from PRC subsidiaries (Note 20)	3,943	4,010
Other taxable temporary differences	2,349	2,713
Total deferred tax liabilities	$6,292	$6,723
(1)	As of December 31, 2023, the net operating loss carry-forward for the Hong Kong entity for income tax purposes, amounting to $1.7 million, are available to reduce future years' taxable income. These carry-forwards will not expire if not utilized, and the Company may carry the losses forward indefinitely. Net operating losses for China entities can be carried forward for 5 years to offset taxable income except for entities that qualify as a High & New Technology Enterprise, for which the net operating loss can be carried forward for 10 years. Therefore, as of December 31, 2023, the Company had net operating tax loss carry-forwards in PRC entities amounting to $2.4 million and $3.9 million which will expire from 2024 to 2033 and from 2024 to 2028, respectively, if not used.

However, as of December 31, 2023, valuation allowance was $19.0 million, including $0.1 million allowance for the Company’s deferred tax assets in the United States and $18.9 million allowance for the Company’s non-U.S. deferred tax assets primarily in China. Based on the Company’s current operations, management believes that certain deferred tax assets in non-U.S. regions are not likely to be realized in the future.

The deferred tax assets and liabilities are classified in the consolidated balance sheets as follows (figures are in thousands of USD):

	December 31,
	2023	2022
Deferred tax assets	$8,899	$7,652
Deferred tax liabilities	$3,943	$4,010

The activity in the Company’s valuation allowance for deferred tax assets during the years ended December 31, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$23,270	$22,788
Amounts provided for during the year	589	5,058
Amounts used during the year	(4,511)	(2,721)
Foreign currency translation	(367)	(1,855)
Balance at end of year	$18,981	$23,270

88 | Page

10.	Bank Loans

Loans consist of the following as of December 31, 2023 and 2022 (figures are in thousands of USD):

	December 31,
	2023	2022
Short-term bank loans (1)(2)	$48,005	$45,671
Long-term loans (2)	1,221	528
Total bank loans	$49,226	$46,199
(1)	The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $195.8 million and $148.3 million, respectively, as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company has drawn down loans with an aggregate amount of $49.2 million and $46.2 million, respectively. The weighted average interest rate was 2.6% and 2.9%, respectively.
(2)	The Company borrowed a total of RMB 5.2 million from Chongqing Bank loans from April 2022 to July 2023, equivalent to approximately $0.7 million. These loans are due for repayment from March to April 2025 with an interest rate of 3.6% per annum. In accordance with the loan agreement, the Company should repay the principal of RMB 100,000, equivalent to approximately $14,119, every six months starting on April 2022. The principal that will be repaid in 2024 is reclassified to short-term bank loans.

The Company must use the loans for the purpose specified in the borrowing agreement. If it fails to do so, it may be charged penalty interest or triggered early repayment. The Company complied with such financial covenants as of December 31, 2023.

11.	Accounts and Notes Payable

The Company’s accounts and notes payable at December 31, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	December 31,
	2023	2022
Accounts payable - unrelated parties	$147,712	$133,882
Notes payable - unrelated parties (1)	93,027	84,530
Accounts and notes payable - unrelated parties	240,739	218,412
Accounts and notes payable - related parties	12,839	16,695
Balance at end of year	$253,578	$235,107
(1)	Notes payable represent payables in the form of notes issued by the bank. As of December 31, 2023 and 2022, the Company has pledged cash of $39.3 million and $37.6 million, and also has pledged notes receivable of $11.5 million and $13.7 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholder upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of December 31, 2023 and 2022, the Company has used $47.4 million and $39.6 million of its credit facility, respectively, for issuing bank notes.

89 | Page

12.	Accrued Expenses and Other Payables

The Company’s accrued expenses and other payables at December 31, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	December 31,
	2023	2022

Accrued expenses	$10,464	$9,652
Warranty reserves (See Note 2)	30,440	32,435
Payable for the investment in Sentient AB (See Note 8)	—	2,043
Payables for overseas transportation and custom clearance	400	294
Dividends payable to holders of non-controlling interests	424	431
Accrued interest	—	465
Other payables	3,043	2,991
Balance at end of year	$44,771	$48,311

13. Taxes Payable

The Company’s taxes payable on December 31, 2023 and 2022, are summarized as follows (figures are in thousands of USD):

	December 31,
	2023	2022

Value-added tax payable	$3,104	$3,470
Tariffs payable	3,548	7,061
Long-term taxes payable - current portion (1)	7,024	5,270
Income tax payable	2,293	680
Other tax payable	1,298	1,117
Short-term taxes payable	$17,267	$17,598

	December 31,
	2023	2022

Long-term taxes payable	$15,805	$21,075
Less: Long-term taxes payable - current portion (1)	(7,024)	(5,270)
Long-term taxes payable (1)	$8,781	$15,805
(1)	A one-time transition tax of $35.6 million was recognized in the three months ended December 31, 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. During the years ended December 31, 2023 and 2022, $5.3 million and $2.8 million, respectively, were paid by the Company. See Note 20 for more details about the U.S. Tax Reform.

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

For the years ended December 31, 2023 and 2022, the Company recognized accretion of $0.03 million and $0.03 million to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

90 | Page

15.	Stock Options

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005 and extended to June 27, 2025 at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 658,850 stock options under this plan as of December 31, 2023.

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management in December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the options were exercisable immediately on the grant dates. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2023, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2022	37,500	$5.24	5
Expired	(7,500)	5.04	5
Outstanding - December 31, 2022	30,000	$5.29	5
Expired	(7,500)	2.37	5
Outstanding - December 31, 2023	22,500	$6.26	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2023:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$6.26	22,500	2.00	$6.26	22,500

As of December 31, 2023 and 2022, the total intrinsic value of the Company’s stock options that were exercisable were nil.

During the years ended December 31, 2023 and 2022, no stock options were exercised.

No stock options were granted during the year ended December 31, 2023 and 2022.

16.	Retained Earnings

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the years ended December 31, 2023 and 2022, the subsidiaries in China appropriated statutory reserves of nil and $0.4 million, respectively.

91 | Page

17.	Treasury Stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through December 4, 2019. The Board of Directors of the Company approved the extension of such program to December 4, 2020. On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021. On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through March 30, 2023. For the years ended December 31, 2023 and 2022, the Company repurchased nil and 666,074 shares of the Company for aggregate cash consideration of nil and $2.4 million, respectively, on the open market.

The repurchased shares are not cancelled and are presented as “treasury stock” on the balance sheet.

18.	Other Income, Net

During the years ended December 31, 2023 and 2022, the Company recorded other income which is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2023	2022
Government subsidy	$3,777	$6,270
Investment income	1,465	1,912
Charity donation	103	140
Provision for impairment of prepayment for investment in Hefei Senye (1)	—	(2,540)
Total other income, net	$5,345	$5,782
(1)	In November 2019, Hubei Henglong entered into an agreement with other parties and committed to purchase 70% of the shares of Hefei Senye Light Plastic Technology Co., Ltd. for total consideration of RMB 33.6 million, equivalent to approximately $4.8 million. As of December 31, 2022, Hubei Henglong has paid RMB 18.0 million, equivalent to approximately $2.6 million, which was reported in other non-current assets as the transaction had not been consummated. The Company recognized full provision for impairment regarding this prepayment of RMB 18.0 million in 2022 as the probability of recoverability of this prepayment became substantially reduced.

19.	Financial Income, net

During the years ended December 31, 2023 and 2022, the Company recorded financial income net which is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2023	2022

Foreign exchange income, net	$3,355	$9,833
Interest income	1,524	1,247
Bank fees	(213)	(327)
Total financial income, net	$4,666	$10,753

92 | Page

20.	Income Taxes

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of December 31, 2023 and 2022, the Company has recognized deferred tax liabilities of $3.9 million and $4.0 million for the undistributed profits of $39.4 million and $40.2 million, respectively, which are expected to be distributed to Genesis in the future. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries indefinitely. As of December 31, 2023 and 2022, the Company still has undistributed earnings of approximately $302.1 million and $270.4 million, respectively, from investment in the PRC subsidiaries that are considered indefinitely reinvested. Had the undistributed earnings been distributed to Genesis and not indefinitely reinvested, the tax provision as of December 31, 2023 and 2022, of approximately $30.2 million and $27.0 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

In 2023, Henglong, Jiulong, Hubei Henglong, Wuhan Chuguanjie and Wuhu were granted the title of “High & New Technology Enterprise”, and based on the PRC income tax law, they were subject to enterprise income tax at a rate of 15% from 2023 to 2025.

In 2022, Shenyang and Jielong were granted the title of “High & New Technology Enterprise”, and based on the PRC income tax law, they are subject to enterprise income tax at a rate of 15% from 2022 to 2024.

In 2021, Henglong KYB was granted the title of “High & New Technology Enterprise” and based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2021 to 2023. The Company estimated the applied tax rate in 2024 to be 15% as it is probable that it will pass reassessment in 2024 and continue to qualify as “High & New Technology Enterprise”

According to the New CIT, Shanghai Henglong, Testing Center, Wuhan Hyoseong, Changchun Hualong, Chongqing, Wuhu Hongrun and Zhirong are subject to income tax at a rate of 25%.

Brazil Corporate Income Tax

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 24%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over BRL 0.24 million, equivalent to approximately $ 0.05 million. The Company recognized income tax expenses of $2.2 million in Brazil for the year ended December 31, 2023 and $0.7 million for the year ended December 31, 2022.

93 | Page

Hong Kong Corporate Income Tax

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the years ended December 31, 2023 and 2022.

U.S. Corporate Income Tax

The Company is a Delaware corporation that is subject to U.S. corporate income tax on its taxable income at a rate of up to 21% for taxable years beginning after December 31, 2017 and U.S. corporate income tax on its taxable income of up to 35% for prior tax years. Recent U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act, the “U.S. Tax Reform”, was signed into law on December 22, 2017. The U.S. Tax Reform significantly modified the U.S. Internal Revenue Code by, among other things, reducing the statutory U.S. federal corporate income tax rate from 35% to 21% for taxable years beginning after December 31, 2017; limiting and/or eliminating many business deductions; migrating the U.S. to a territorial tax system with a one-time transition tax on a mandatory deemed repatriation of previously deferred foreign earnings of certain foreign subsidiaries; subject to certain limitations, generally eliminating U.S. corporate income tax on dividends from foreign subsidiaries; and providing for new taxes on certain foreign earnings. Taxpayers may elect to pay the one-time transition tax over eight years, or in a single lump sum.

The U.S. Tax Reform also includes provisions for a new tax on GILTI effective for tax years of foreign corporations beginning after December 31, 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations, “CFCs”, subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations.

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

The provision for income taxes was calculated as follows (figures are in thousands of USD):

	Year Ended December 31,
	2023	2022
Tax rate	21%	21%
Income before income taxes	$48,235	$23,036
Income tax at federal statutory tax rate	10,129	4,838
Tax benefit of super deduction of R&D expense (1)	(5,674)	(7,089)
Effect of differences in foreign tax rate	1,669	599
Change in provision on valuation allowance for deferred income tax - U.S.	(349)	(2,458)
Change in provision on valuation allowance for deferred income tax - Non-U.S.	(3,573)	4,595
GILTI inclusion	3,228	—
Other differences	(293)	2,597
Total income tax expense	$5,137	$3,082
(1)	According to a new tax incentives policy promulgated by the State Tax Bureau of the PRC and effective from March 2021 onwards, enterprises engaged in research and development activities are entitled to claim an additional tax deduction amounting to 100% of their research and development expenses in determining their taxable income for the year.

94 | Page

The Company is subject to tax examination in the United States and China. The Company’s tax years for 2019 through 2023 are still open for examination in China. The Company’s tax years for 2014 through 2023 are still open for examination in the United States.

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2023 and 2022.

21.	Income Per Share

Basic net income per share is computed using the weighted average number of the common shares outstanding during the year.

For diluted income per share, the Company uses the treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options.

The calculations of basic and diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2023	2022
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$37,658	$21,181
Denominator:
Weighted average ordinary shares outstanding - Basic	30,185,702	30,639,102
Dilutive effects of stock options	3,719	2,172
Denominator for dilutive income per share - Diluted	30,189,421	30,641,274
Net income per share attributable to the parent company’s common shareholders
Basic	1.25	0.69
Diluted	1.25	0.69

As of December 31, 2023 and 2022, the exercise prices for 22,500 outstanding stock options were above the weighted average market price of the Company’s common stock during the year ended December 31, 2023 and 2022, respectively. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

95 | Page

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

23.	Related Party Transactions

Related party transactions during the years ended December 31, 2023 and 2022, are as shown below (figures are in thousands of USD):

Merchandise Sold to Related Parties

	Year Ended December 31,
	2023	2022
Hubei Hongrun	$33,829	$32,489
Jingzhou Yude	11,390	8,778
Xiamen Automotive Parts	1,733	2,468
Other related parties	562	547
Total	$47,514	$44,282

Rental Income Obtained from Related Parties

	Year Ended December 31,
	2023	2022
Jingzhou Tongying	$154	$152
Wuhan Tongkai	130	166
Hubei Hongrun	—	137
Other related parties	16	4
Total	$300	$459

Materials Sold to Related Parties

	Year Ended December 31,
	2023	2022
Jingzhou Yude	$965	$728
Honghu Changrun	610	749
Jingzhou Tongying	354	547
Jiangling Tongchuang	65	603
Other related parties	56	157
Total	$2,050	$2,784

96 | Page

Materials Purchased from Related Parties

	Year Ended December 31,
	2023	2022
Jingzhou Tongying	$12,033	$12,152
Wuhan Tongkai	8,311	9,974
Jiangling Tongchuang	3,390	3,238
Honghu Changrun	2,396	2,467
Henglong Tianyu	557	611
Hubei Wiselink	528	310
Hubei Yiling	57	30
Other related parties	16	28
Total	$27,288	$28,810

Technology and Services Provided by Related Parties (recorded in R&D Expenses)

	Year Ended December 31,
	2023	2022
Suzhou Sentient	$925	$607
Hubei Yiling	278	234
Hubei Wiselink	100	—
Sentient AB	—	462
Total	$1,303	$1,303

Property, Plant and Equipment Purchased from Related Parties

	Year Ended December 31,
	2023	2022
Hubei Wiselink	$2,451	$2,336
Henglong Real Estate	1,886	—
Hubei Yiling	87	48
Total	$4,424	$2,384

Equity interest purchase from related parties

	Year Ended December 31,
	2023	2022
Jingzhou Wisedawn	$—	$23,618

As of December 31, 2023 and 2022, accounts receivable, accounts payable and advance payments between the Company and related parties are as shown below (figures are in thousands of USD):

Accounts and Notes Receivable from Related Parties

	December 31,
	2023	2022
Hubei Hongrun	$4,352	$6,192
Jingzhou Yude	3,067	3,094
Xiamen Automotive Parts	1,042	1,311
Xiamen Joylon	801	815
Other related parties	311	367
Total accounts and notes receivable - related parties	9,573	11,779
Less: allowance for doubtful accounts - related parties	(1,404)	(1,763)
Accounts and notes receivable, net - related parties	$8,169	$10,016

97 | Page

Accounts and Notes Payable to Related Parties

	December 31,
	2023	2022
Wuhan Tongkai	$4,524	$7,173
Jingzhou Tongying	3,708	3,827
Hubei Wiselink	2,675	3,687
Henglong Tianyu	751	1,209
Honghu Changrun	743	692
Jiangling Tongchuang	371	45
Other related parties	67	62
Total	$12,839	$16,695

Advance Payments for Property, Plant and Equipment to Related Parties

	December 31,
	2023	2022
Hubei Wiselink	$3,609	$1,618
Henglong Real Estate	2,150	224
Hubei Hongrun	—	42
Total	$5,759	$1,884

Advance Payments and Others to Related Parties

	December 31,
	2023	2022
Suzhou Sentient	$1,553	$632
Hubei Tongrun	151	49
Hubei Asta	105	84
Hubei Wiselink	82	54
Jiangling Tongchuang	—	401
Other related parties	100	219
Total	$1,991	$1,439

As of December 31, 2023, Hanlin Chen, our chairman, owns 57.39% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

98 | Page

b.	Commitments

In addition to bank loans, notes payables, the related interest and other payables, the following table summarizes the Company’s non-cancelable commitments and contingencies as of December 31, 2023 (figures are in thousands of USD):

	Payment Obligations by Period
	2024	2025	2026	Thereafter	Total
Obligations for investment contracts (1)	$—	$2,965	$—	$—	$2,965
Obligations for purchasing and services	20,498	3,368	—	—	23,866
Total	$20,498	$6,333	$—	$—	$26,831
(1)	In June 2023, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Mingzhi Intelligent Manufacturing Industry Investment Fund L.P., “Suzhou Mingzhi”. As of December 31, 2023, Hubei Henglong has paid RMB 9.0 million, equivalent to approximately $1.3 million, representing 19.74% of Suzhou Mingzhi’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Mingzhi’s operating and financial policies. The investment is accounted for using the equity method. According to the agreement, the remaining consideration of RMB 21.0 million, equivalent to approximately $3.0 million, will be paid in 2025.

25.	Segment Reporting

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

As of December 31, 2023, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering, Henglong, Jiulong, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong, and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong) and inspection and testing of automotive products (Zhirong).

As of December 31, 2022, the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering, Henglong, Jiulong, Wuhu, Henglong KYB and Hubei Henglong, and one holding company (Genesis). The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), trade (Brazil Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

99 | Page

The Company’s product sector information is as follows (figures are in thousands of USD):

	Net Sales		Net Income/(Loss)
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Henglong	$271,501	$246,594	$12,196	$785
Jiulong	69,926	70,113	5,735	227
Wuhu	37,851	42,243	(979)	(215)
Hubei Henglong	115,883	126,652	8,527	9,588
Henglong KYB	147,989	121,139	13,205	4,564
Brazil Henglong	48,255	39,280	5,297	3,390
Other Entities	112,131	92,913	5,119	5,455
Total Segments	803,536	738,934	49,100	23,794
Corporate	—	—	(4,432)	(534)
Eliminations	(227,182)	(209,383)	(1,930)	(917)
Total consolidated	$576,354	529,551	$42,738	$22,343

	Depreciation and Amortization		Capital Expenditures
	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Henglong	$4,033	$7,285	$5,060	$5,908
Jiulong	1,656	2,156	1,353	1,102
Wuhu	583	713	1,454	203
Hubei Henglong	7,072	9,542	14,407	5,635
Henglong KYB	1,952	1,867	5,141	6,133
Brazil Henglong	397	196	192	869
Other Entities	2,985	3,375	6,139	3,408
Total Segments	18,678	25,134	33,746	23,258
Corporate	30	39	—	—
Eliminations	—	—	(12,066)	(2,774)
Total consolidated	$18,708	$25,173	$21,680	$20,484

	Total Assets
	December 31,
	2023	2022
Henglong	$275,749	$248,927
Jiulong	56,452	62,075
Wuhu	40,337	38,579
Hubei Henglong	401,212	392,482
Henglong KYB	125,330	107,045
Brazil Henglong	26,543	20,326
Other Entities	143,582	122,790
Total Segments	1,069,205	992,224
Corporate	52,157	58,767
Eliminations	(354,922)	(336,639)
Total consolidated	$766,440	$714,352

100 | Page

Financial information segregated by geographic region is as follows (figures are in thousands of USD):

	Net Sales (1)		Long-term assets (2)
	Year Ended December 31,		December 31,
	2023	2022	2023		2022
Geographic region:
China	$374,929	$331,589	$127,751		$123,062
United States	111,456	135,149	655		726
Other foreign countries	89,969	62,813	1,022		1,111
Total consolidated	$576,354	$529,551	$129,428	(2)	$124,899	(2)
(1)	Revenue is attributed to each country based on location of customers.
(2)

Pursuant to ASC 280-10-50-41, the deferred tax assets of $8.9 million and $7.7 million and the intangible assets of $3.9 million and $1.3 million were excluded from long-term assets as of December 31, 2023 and 2022, respectively.

101 | Page

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

3.1(ii)	Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-SB filed on August 27, 2001)

3.1(iii)	Insider Trading Policy

4.1	Description of the Company’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 000-33123) filed on March 30, 2022.

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

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10 - K)*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

97	Compensation Recovery Policy

101*

The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 28, 2024, formatted in Extensible Business Reporting Language (XBRL):

104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income or Loss;
(iii)	Consolidated Statements of Comprehensive Income or Loss;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related Notes.
*	Filed herewith.

102 | Page