Form 10-Q
period 2024-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2024-05-14
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, the Company had 30,185,702 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Net product sales ($11,360 and $13,576 sold to related parties for the three months ended March 31, 2024 and 2023)	$139,394	$142,243
Cost of products sold ($6,968 and $7,015 purchased from related parties for the three months ended March 31, 2024 and 2023)	115,325	120,625
Gross profit	24,069	21,618
Gain on other sales	514	653
Less: Operating expenses
Selling expenses	4,073	3,384
General and administrative expenses	5,547	4,753
Research and development expenses	5,312	6,390
Total operating expenses	14,932	14,527
Income from operations	9,651	7,744
Other income, net	2,403	1,502
Interest expense	(258)	(249)
Financial expense, net	(12)	(422)
Income before income tax expenses and equity in earnings of affiliated companies	11,784	8,575
Less: Income taxes	1,743	829
Add: Equity in (losses)/earnings of affiliated companies	(777)	137
Net income	9,264	7,883
Less: Net income attributable to non-controlling interests	989	1,055
Accretion to redemption value of redeemable non-controlling interests	(8)	(8)
Net income attributable to parent company’s common shareholders	$8,267	$6,820
Comprehensive income:
Net income	$9,264	$7,883
Other comprehensive income:
Foreign currency translation (loss)/income, net of tax	(348)	4,554
Comprehensive income	8,916	12,437
Less: Comprehensive income attributable to non-controlling interests	941	1,321
Accretion to redemption value of redeemable non-controlling interests	(8)	(8)
Comprehensive income attributable to parent company	$7,967	$11,108

Net income attributable to parent company’s common shareholders per share -
Basic	$0.27	$0.23
Diluted	$0.27	$0.23

Weighted average number of common shares outstanding -
Basic	30,185,702	30,185,702
Diluted	30,185,702	30,193,082

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$112,557	$114,660
Pledged cash	44,028	40,534
Accounts and notes receivable, net - unrelated parties	255,119	261,237
Accounts and notes receivable, net - related parties	11,599	8,169
Inventories	109,082	112,392
Other current assets	38,047	27,083
Total current assets	570,432	564,075
Non-current assets:
Property, plant and equipment, net	99,395	101,359
Land use rights, net	9,151	9,233
Long-term investments	59,278	60,173
Other non-current assets	32,416	31,600
Total assets	$770,672	$766,440

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$40,471	$48,005
Accounts and notes payable-unrelated parties	228,705	240,739
Accounts and notes payable-related parties	14,265	12,839
Accrued expenses and other payables	44,839	44,771
Other current liabilities	35,409	37,385
Total current liabilities	363,689	383,739
Long-term liabilities:
Long-term tax payable	8,781	8,781
Other non-current liabilities	5,360	5,498
Total liabilities	$377,830	$398,018

Commitments and Contingencies (See Note 21)

Mezzanine equity:
Redeemable non-controlling interests	621	613

Stockholders’ equity:
Common stock, $0.0001 par value - Authorized - 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of March 31, 2024 and December 31, 2023, respectively	$3	$3
Additional paid-in capital	69,722	63,731
Retained earnings-
Appropriated	12,174	11,851
Unappropriated	292,776	284,832
Accumulated other comprehensive income	(8,558)	(8,258)
Treasury stock – 2,152,600 and 2,152,600 shares as of March 31, 2024 and December 31, 2023, respectively	(7,695)	(7,695)
Total parent company stockholders’ equity	358,422	344,464
Non-controlling interests	33,799	23,345
Total stockholders’ equity	392,221	367,809
Total liabilities, mezzanine equity and stockholders’ equity	$770,672	$766,440

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$9,264	$7,883
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	5,114	4,856
Reversal of credit losses	(114)	(217)
Deferred income taxes	136	1,019
Equity in losses/(earnings) of affiliated companies	777	(137)
Loss on disposal of property, plant and equipment	670	15
(Increase)/decrease in:
Accounts and notes receivable	2,335	(17,383)
Inventories	3,109	8,285
Other current assets	1,091	(1,206)
Increase/(decrease) in:
Accounts and notes payable	(10,157)	1,360
Accrued expenses and other payables	96	(2,868)
Other current liabilities	(1,870)	(3,023)
Net cash provided by/(used in) operating activities	10,451	(1,416)
Cash flows from investing activities:
Increase in demand loans included in other non-current assets	—	(14)
Cash received from disposal of property, plant and equipment sales	108	31
Payments to acquire property, plant and equipment (including $1,615 and $2,376 paid to related parties for the three months ended March 31, 2024 and 2023, respectively)	(4,493)	(3,160)
Payments to acquire intangible assets	(18)	—
Investments under the equity method	—	(5,841)
Purchase of short-term investments	(14,534)	(34,795)
Proceeds from maturities of short-term investments	2,370	26,541
Cash received from long-term investments	84	557
Net cash used in investing activities	(16,483)	(16,681)
Cash flows from financing activities:
Proceeds from bank loans	34,347	20,135
Repayments of bank loans	(41,866)	(20,534)
Cash received from capital contributions of a non-controlling interest	15,504	—
Net cash provided by/(used in) financing activities	7,985	(399)
Effects of exchange rate on cash, cash equivalents and pledged cash	(562)	2,428
Net increase/(decrease) in cash, cash equivalents and pledged cash	1,391	(16,068)
Cash, cash equivalents and pledged cash at beginning of the period	155,194	158,951
Cash, cash equivalents and pledged cash at end of the period	$156,585	$142,883

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2024 and 2023

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

The Company owns interests in the following subsidiaries incorporated in the People’s Republic of China, the “PRC,” and Brazil as of March 31, 2024 and December 31, 2023.

	Percentage Interest
	March 31,	December 31,
Name of Entity	2024	2023
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [5]	100.00%	100.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB” [12]	60.00%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong” [13]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” [14]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [15]	100.00%	100.00%
Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong” [16]	100.00%	100.00%
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.
6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

7.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.
12.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment. In March 2024, KYB obtained an additional 6.6% equity interest in Henglong KYB for total consideration of RMB 110.0 million, equivalent to approximately $15.5 million. The Company retained its controlling interest in Henglong KYB.
13.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
14.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
15.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.
16.	In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products.

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

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions in Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 2023 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024.

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

No accounting standards newly issued during the three months ended March 31, 2024 had a material impact on the Company’s financial statements or disclosures.

(c)	Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2023.

3.           Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of March 31, 2024 and December 31, 2023 are summarized as follows (figures are in thousands of USD):

	March 31, 2024	December 31, 2023
Accounts receivable - unrelated parties	$146,898	$164,231
Notes receivable - unrelated parties (1)	123,629	112,605
Total accounts and notes receivable - unrelated parties	270,527	276,836
Less: allowance for credit losses - unrelated parties	(15,408)	(15,599)
Accounts and notes receivable, net - unrelated parties	255,119	261,237
Accounts and notes receivable - related parties	13,048	9,573
Less: allowance for credit losses - related parties	(1,449)	(1,404)
Accounts and notes receivable, net - related parties	11,599	8,169
Accounts and notes receivable, net	$266,718	$269,406
(1)	Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of March 31, 2024 and December 31, 2023, the Company pledged its notes receivable with amounts of $8.3 million and $11.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity (See Note 8).

As of March 31, 2024 and December 31, 2023, the Company pledged its accounts receivable with amounts of $0.5 million and $0.5 million, respectively, as collateral for banks to obtain the long-term loans.

Provision for doubtful accounts and notes receivable, as reversed in the unaudited consolidated statements of operations, amounted to $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, the Company’s five largest customers accounted for 48.7% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net product sales, i.e., 18.8%. As of March 31, 2024, approximately 9.9% of accounts receivable were from trade transactions with the aforementioned customer.

During the three months ended March 31, 2023, the Company’s five largest customers accounted for 45.2% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net sales, i.e., 22.1%. As of March 31, 2023, approximately 7.0% of accounts receivable were from trade transactions with the aforementioned customer.

4.           Inventories

The Company’s inventories as of March 31, 2024 and December 31, 2023 consisted of the following (figures are in thousands of USD):

	March 31, 2024	December 31, 2023
Raw materials	$24,886	$28,505
Work in progress	18,142	17,123
Finished goods	59,551	62,760
Cost of R&D service	6,503	4,004
Total	$109,082	$112,392

The Company recorded $1.8 million and $1.2 million of inventory write-down to cost of products sold for the three months ended March 31, 2024 and 2023, respectively.

5.           Long-term investments

The Company’s long-term investments as of March 31, 2024 and December 31, 2023, are summarized as follows (figures are in thousands of USD):

	March 31, 2024	December 31, 2023
Chongqing Venture Fund	$13,006	$13,158
Hubei Venture Fund	12,128	12,217
Suzhou Qingshan	8,378	8,409
Suzhou Venture Fund	3,269	3,387
Suzhou Mingzhi (1)	1,259	1,261
Sentient AB	19,981	20,417
Henglong Tianyu	766	793
Jiangsu Intelligent	491	531
Total	$59,278	$60,173
(1)	In June 2023, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Mingzhi Intelligent Manufacturing Industry Investment Fund L.P., “Suzhou Mingzhi”. As of March 31, 2024, Hubei Henglong has paid RMB 9.0 million, equivalent to approximately $1.2 million, representing 19.74% of Suzhou Mingzhi’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Mingzhi’s operating and financial policies. The investment is accounted for using the equity method.

The condensed financial information of the Company’s significant equity investee for the three months ended March 31, 2024 and 2023, Chongqing Venture Fund and Suzhou Venture Fund, is summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2024	2023
Revenue	$—	$—
Gross profit	—	—
Gain from continuing operations	(1,824)	3,957
Net gain	$(1,824)	3,957

6.           Property, plant and equipment, net

The Company’s property, plant and equipment, net as of March 31, 2024 and December 31, 2023 are summarized as follows (figures are in thousands of USD):

	March 31, 2024	December 31, 2023
Costs:
Machinery and equipment	$241,842	$241,761
Buildings	63,526	64,390
Electronic equipment	5,820	5,804
Motor vehicles	4,705	4,587
Construction in progress	12,945	11,821
Total amount of property, plant and equipment	328,838	328,363
Less: Accumulated depreciation (1)	(228,875)	(226,436)
Less: Impairment	(568)	(568)
Total amount of property, plant and equipment, net (2)	$99,395	$101,359
(1)	Depreciation charges were $4.7 million and $4.5 million for the three months ended March 31, 2024 and 2023, respectively.
(2)	As of March 31, 2024 and December 31, 2023, the Company pledged property, plant and equipment and land use rights with net book value of approximately $18.1 million and $43.3 million, respectively, as security for its comprehensive credit facilities with banks in China.

7.           Bank Loans

Loans consist of the following as of March 31, 2024 and December 31, 2023 (figures are in thousands of USD):

	March 31, 2024	December 31, 2023
Short-term bank loans	$40,471	$48,005
Long-term bank loans	1,142	1,221
Total	$41,613	$49,226

The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $165.6 million and $195.8 million, respectively, as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company has drawn down loans under these facilities with an aggregate amount of $41.6 million and $49.2 million, respectively. The weighted average interest rate was 2.7% and 2.6% per annum, for the three months ending March 31, 2024 and the year ended December 31, 2023, respectively.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants during the three months ended March 31, 2024.

8.           Accounts and notes payable

The Company’s accounts and notes payable as of March 31, 2024 and December 31, 2023 are summarized as follows (figures are in thousands of USD):

	March 31, 2024	December 31, 2023
Accounts payable - unrelated parties	$131,236	$147,712
Notes payable - unrelated parties (1)	97,469	93,027
Accounts and notes payable - unrelated parties	228,705	240,739
Accounts and notes payable - related parties	14,265	12,839
Total	$242,970	$253,578
(1)	Notes payable represent payables in the form of notes issued by the banks. As of March 31, 2024 and December 31, 2023, the Company has pledged cash of $42.8 million and $39.3 million, respectively. As of March 31, 2024 and December 31, 2023, the Company has pledged notes receivable of $8.3 million and $11.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of March 31, 2024 and December 31, 2023, the Company has used credit facilities for issue of bank notes with amount of $41.3 million and $47.4 million.

9.           Accrued expenses and other payables

The Company’s accrued expenses and other payables as of March 31, 2024 and December 31, 2023 are summarized as follows (figures are in thousands of USD):

	March 31, 2024	December 31, 2023
Accrued expenses	$10,684	$10,464
Warranty reserves (1)	31,665	30,440
Payables for overseas transportation and custom clearance	—	400
Dividends payable to holders of non-controlling interests	423	424
Other payables	2,067	3,043
Balance at end of year/period	$44,839	$44,771
(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2024 and 2023, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of the period	$30,440	$32,435
Additions during the period	3,863	4,611
Settlement within the period	(2,587)	(3,448)
Foreign currency translation gain	(51)	434
Balance at end of the period	$31,665	$34,032

10.         Redeemable non-controlling interests

In September 2020, one of the Company’s subsidiaries issued shares to Hubei Venture Fund amounting to RMB 5.0 million, equivalent to approximately $0.7 million translated at spot rate of transaction date. The shares will be transferred to the Company and the other shareholder of the subsidiary on a pro rata basis at the holder’s option if the subsidiary fails to complete a qualified IPO in a pre-agreed period of time after their issuance with a transfer price of par plus 6.0% per year. As of March 31, 2024, $0.6 million of the shares are subject to purchase by the Company and are therefore accounted for as redeemable non-controlling interests in mezzanine equity.

For the three months ended March 31, 2024 and 2023, the Company recognized accretion of $0.008 million and $0.008 million, respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

11.         Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three months ended March 31, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of the period	$63,731	$63,731
Contribution by the non-controlling interest of Henglong KYB	5,991	—
Balance at end of the period	$69,722	$63,731

12.         Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three months ended March 31, 2024 and 2023, the subsidiary in China appropriated statutory reserve of $0.3 million and nil, respectively.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three months ended March 31, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of the period	$11,851	$11,851
Appropriation of retained earnings	323	—
Balance at end of the period	$12,174	$11,851

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three months ended March 31, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of the period	$284,832	$247,174
Net income attributable to parent company	8,275	6,828
Accretion to redemption value of redeemable non-controlling interests	(8)	(8)
Appropriation of retained earnings	(323)	—
Balance at end of the period	$292,776	$253,994

13.         Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three months ended March 31, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of the period	$(8,258)	$(3,413)
Foreign currency translation adjustment attributable to parent company	(300)	4,288
Balance at end of the period	$(8,558)	$875

14.         Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through March 30, 2023. As of March 31, 2024 and December 31, 2023, the Company had repurchased 666,074 shares of the Company’s common stock under the program and the total number of shares held in treasury was 2,152,600. The repurchased shares are presented as “treasury stock” on the balance sheet.

15.         Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three months ended March 31, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2024	2023
Balance at beginning of the period	$23,345	$15,182
Net income attributable to non-controlling interests	989	1,055
Foreign currency translation adjustment attributable to non-controlling interests	(48)	266
Contribution by the non-controlling interest of Henglong KYB	9,513	—
Balance at end of the period	$33,799	$16,503

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

Contract Liabilities

Contract liabilities are mainly customer deposits. As of March 31, 2024 and December 31, 2023, the Company has customer deposits of $8.8 million and $8.6 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the three months ended March 31, 2024, $2.1 million was received and $1.9 million (including $1.9 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the three months ended March 31, 2023, $2.3 million was received and $1.3 million (including $1.2 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

17.         Financial expense, net

During the three months ended March 31, 2024 and 2023, the Company recorded financial expense, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended March 31,
	2024	2023
Interest income	$444	$219
Foreign exchange loss, net	(359)	(565)
Bank charges	(97)	(76)
Total financial expense, net	$(12)	$(422)

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

The calculations of basic and diluted income per share attributable to the parent company for the three months ended March 31, 2024 and 2023, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$8,267	$6,820
Denominator:
Weighted average shares outstanding	30,185,702	30,185,702
Dilutive effects of stock options	—	7,380
Denominator for dilutive income per share - Diluted	30,185,702	30,193,082
Net income per share attributable to parent company’s common shareholders – Basic	$0.27	$0.23
Net income per share attributable to parent company’s common shareholders - Diluted	$0.27	$0.23

As of March 31, 2024, the exercise prices for all outstanding stock options exceeded the weighted average market price of the Company’s common stock during the three months ended March 31, 2024. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

As of March 31, 2023, the exercise prices for all outstanding stock options were below the weighted average market price of the Company’s common stock during the three months ended March 31, 2023. These stock options were included in the calculation of the diluted income per share for the corresponding periods presented.

19.         Significant concentrations

A significant portion of the Company’s business is conducted in the PRC where the currency is the RMB. Regulations in China permit foreign owned entities to freely convert the RMB into foreign currency for transactions that fall under the “current account”, which includes trade related receipts and payments, interest and dividends. Accordingly, the Company’s China subsidiaries may use RMB to purchase foreign currency for settlement of such “current account” transactions without pre-approval.

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

This system could be changed at any time and any such change may affect the ability of the Company or its subsidiaries in China to repatriate capital or profits, if any, outside China. Furthermore, SAFE has a significant degree of administrative discretion in implementing the laws and has used this discretion to limit convertibility of current account payments out of China. Whether as a result of a deterioration in the Chinese balance of payments, a shift in the Chinese macroeconomic prospects or any number of other reasons, China could impose additional restrictions on capital remittances abroad. As a result of these and other restrictions under the laws and regulations of the People’s Republic of China, or the PRC, the Company’s China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent. The Company has no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of the Company’s China-based subsidiaries to purchase foreign currencies and transfer such funds to the Company to meet its liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on the Company’s liquidity and its business.

20.         Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related party sales

	Three Months Ended March 31,
	2024	2023
Merchandise sold to related parties	$11,360	$13,576
Materials and others sold to related parties	472	592
Rental income obtained from related parties	97	63
Total	$11,929	$14,231

Related party purchases

	Three Months Ended March 31,
	2024	2023
Materials purchased from related parties	$6,968	$7,015
Equipment purchased from related parties	670	243
Others purchased from related parties	106	21
Total	$7,744	$7,279

Related party receivables

	March 31, 2024	December 31, 2023
Accounts and notes receivable, net from related parties	$11,599	$8,169

Related party advance payments

	March 31, 2024	December 31, 2023
Advance payments for property, plant and equipment to related parties	$6,694	$5,759
Advance payments and others to related parties	1,936	1,991
Total	$8,630	$7,750

Related party payables

	March 31, 2024	December 31, 2023
Accounts and notes payable	$14,265	$12,839

These transactions were consummated under similar terms as those with the Company’s third-party customers and suppliers.

As of March 31, 2024, Hanlin Chen, the chairman of the board of directors of the Company, owns 57.39% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest and other payables, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2024 (figures are in thousands of USD):

	Payment obligations by period
	2024	2025	2026	Thereafter	Total
Obligations for investment contracts	$—	$2,960	$—	$—	$2,960
Obligations for purchasing and service agreements	18,485	3,362	—	—	21,847
Total	$18,485	$6,322	$—	$—	$24,807

22.         Off-balance sheet arrangements

As of March 31, 2024 and December 31, 2023, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

23.         Segment reporting

The accounting policies of the product sectors (each entity manufactures and sells different products and represents a different product sector) are the same as those described in the summary of significant accounting policies disclosed in the Company’s 2023 Annual Report on Form 10-K except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting them in making internal operating decisions. Generally, the Company evaluates performance based on stand-alone product sector operating income and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Each product sector is considered a reporting segment.

As of March 31, 2024, in addition to the holding company (Genesis), the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering, Henglong, Jiulong, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong. The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong) and inspection and testing of automotive products (Zhirong).

As of March 31, 2023, in addition to the holding company (Genesis), the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering, Henglong, Jiulong, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong. The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), research and development of intelligent automotive technology (Jingzhou Qingyan) and manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong).

The Company’s product sector information for the three months ended March 31, 2024 and 2023, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income/(Loss)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Henglong	$58,716	$61,631	$2,454	$1,609
Jiulong	16,752	16,820	779	(369)
Wuhu	8,860	7,899	(535)	452
Hubei Henglong	30,383	34,657	1,305	774
Henglong KYB	34,997	37,196	2,697	2,778
Brazil Henglong	12,701	10,762	1,623	1,370
Other Entities	29,000	22,115	250	1,177
Total Segments	191,409	191,080	8,573	7,791
Corporate	—	—	(145)	(150)
Eliminations	(52,015)	(48,837)	836	242
Total	$139,394	$142,243	$9,264	$7,883

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

Most of the Company’s production and research and development institutes are located in China. As of March 31, 2024, the Company has approximately 4,102 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing its work to improve its operations and business structure and achieve profitable growth.

In addition, as a result of COVID-19, the Company’s businesses, results of operations, financial position and cash flows had been affected and may continue to be affected. However, because of the significant uncertainties surrounding COVID-19, which are still evolving, the extent of the business disruption, including the duration and the related financial impact on subsequent periods cannot be reasonably estimated at this time. See “Item 1A. Risk Factors—Our business operations have been and may continue to be materially and adversely affected by the outbreak of the coronavirus disease (COVID-19)” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016. USAI was established in 2005, and the Company and Hubei Wanlong owned 83.34% and 16.66%, respectively. In May 2020, USAI merged with and into Wuhan Chuguanjie, a wholly-owned subsidiary of Wuhan Jielong, and it deregistered from the local business administration on April 28, 2020. Following the merger, 85.0% of Wuhan Chuguanjie was owned by the Company and 15.0% was owned by Hubei Wanlong. In April 2020, Hubei Henglong acquired 100.00% of the shares of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.20 million, equivalent to approximately $0.2 million. Changchun Hualong mainly engages in design and R&D of automotive parts. Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” was formed in December 2019, which mainly engages in the development, manufacturing and sale of high polymer materials. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu, for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. Following the acquisition, the Company owned 100% of the equity interests of Wuhu Henglong. Jingzhou Qingyan deregistered from the local business administration on June 22, 2022. In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products. In March, 2024, KYB obtained an additional 6.6% equity interest in Henglong KYB for total consideration of RMB 110.0 million, equivalent to approximately $15.5 million, after that, Henglong owns 60.0% and KYB owns 40.0% of the shares of Henglong KYB. The Company retained its controlling interest in Henglong KYB.

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

			The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	● OEM sourcing ● OEM policy decisions regarding warranty claims

Long-term investments	Valuation of investment in venture funds	The Company is required, from time-to-time, to review the fair value of thes investments.	The Company determines the fair value of these investments using market approach or income approach with unoberservable inputs.	● Recent financing ● Recoverable value on liquidation basis ●Price to sales ratio ● Lack of marketability discount

Accounts and notes receivable	Allowance for credit losses	The Company is required, from time to time, to review the credit of customers and make timely provision of allowance for credit losses.	The Company estimates the collectability of the receivables based on the future cash flows using historical experiences and forward looking factors.	●·Customer credit

Inventories	Provision for inventory impairment	The Company is required, from time to time, to review the turnover of inventory, including provision of inventory impairment for over market price and undesirable inventories.

The Company estimates net realisable value using internal budgets based on the estimated selling price in the ordinary course of business, less the estimated costs of completion and the estimated costs necessary to make the sale and related taxes.

● Obsolete and slow moving inventories ● Estimated net realisable value

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

● Tax law changes ●·Variances in future projected profitability by taxing entity

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this report.

Results of Operations - Three Months Ended March 31, 2024 and 2023

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2024	2023	Change	Change%
Net product sales	$139,394	$142,243	$(2,849)	(2.0)%
Cost of products sold	115,325	120,625	(5,300)	(4.4)
Gain on other sales	514	653	(139)	(21.3)
Selling expenses	4,073	3,384	689	20.4
General and administrative expenses	5,547	4,753	794	16.7
Research and development expenses	5,312	6,390	(1,078)	(16.9)
Other income	2,403	1,502	901	60.0
Interest expense	258	249	9	3.6
Financial expense, net	12	422	(410)	(97.2)
Income taxes	1,743	829	914	110.3
Net income	9,264	7,883	1,381	17.5
Net income attributable to non-controlling interests	989	1,055	(66)	(6.3)
Net income attributable to parent company’s common shareholders	8,267	6,820	1,447	21.2%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	2024	2023	Change		2024	2023	Change
Henglong	$58,716	$61,631	(2,915)	(4.7)%	52,838	$57,151	(4,313)	(7.5)%
Jiulong	16,752	16,820	(68)	(0.4)	14,337	15,531	(1,194)	(7.7)
Wuhu	8,860	7,899	961	12.2	8,959	7,134	1,825	25.6
Hubei Henglong	30,383	34,657	(4,274)	(12.3)	25,115	30,073	(4,958)	(16.5)
Henglong KYB	34,997	37,196	(2,199)	(5.9)	31,175	32,456	(1,281)	(3.9)
Brazil Henglong	12,701	10,762	1,939	18.0	9,363	8,926	437	4.9
Other Entities	29,000	22,115	6,885	31.1	24,415	17,984	6,431	35.8
Total Segments	191,409	191,080	329	0.2	166,202	169,255	(3,053)	(1.8)
Elimination	(52,015)	(48,837)	(3,178)	6.5	(50,877)	(48,630)	(2,247)	4.6
Total	$139,394	$142,243	(2,849)	(2.0)%	115,325	$120,625	(5,300)	(4.4)%

Net Product Sales

Net product sales were $139.4 million for the three months ended March 31, 2024, compared to $142.2 million for the same period in 2023, representing a decrease of $2.8 million, or 2.0%, mainly due to the decrease in average selling price due to a change in product mix and partially offset by the increase in sales volume of products.

Net sales of traditional steering products and parts were $92.0 million for the three months ended March 31, 2024, compared to $94.4 million for the same period in 2023, representing a decrease of $2.4 million, or 2.5%. Net sales of EPS systems and parts were $ 47.4 million for the three months ended March 31, 2024 and $47.8 million for the same period in 2023, representing a decrease of $0.4 million, or 0.8%. As a percentage of net sales, sales of EPS were 34.0% for the three months ended March 31, 2024, compared with 33.6% for the same period in 2023.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $58.7 million for the three months ended March 31, 2024, compared with $61.6 million for the three months ended March 31, 2023, representing a decrease of $2.9 million, or 4.7%. The decrease was mainly due to the decrease in average selling price due to a change in product mix and offset by the increase in sales volume of products used in passenger vehicles.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $16.8 million for the three months ended March 31, 2024, which is stable compared to $16.8 million for the same period of 2023.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd. (“Chery”), one of the major automotive manufacturers in China. Net product sales for Wuhu were $8.9 million for the three months ended March 31, 2024, compared to $7.9 million for the same period in 2023, representing an increase of $1.0 million, or 12.7%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles from Chery.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Stellantis N.V. and Ford. Net product sales for Hubei Henglong were $30.4 million for the three months ended March 31, 2024, compared with $34.7 million for the three months ended March 31, 2023, representing a decrease of $4.3 million, or 12.4%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Stellantis N.V.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $35.0 million for the three months ended March 31, 2024, compared with $37.2 million for the three months ended March 31, 2023, representing a decrease of $2.2 million, or 5.9%. The decrease was mainly due to the decrease in sales volume of EPS products used in passenger vehicles.

●	Net product sales for Brazil Henglong were $12.7 million for the three months ended March 31, 2024, compared to $10.8 million for the same period in 2023, representing an increase of $1.9 million, or 17.6%. The increase was mainly due to the increase in demand of Fiat in Brazil.
●	Net product sales for other entities were $29.0 million for the three months ended March 31, 2024, compared to $22.1 million for the same period in 2023, representing an increase of $6.9 million, or 31.2%. The increase was mainly due to the increase in sales of Wuhan Jielong and Wuhan Hyoseong.

Cost of Products Sold

For the three months ended March 31, 2024, the cost of products sold was $115.3 million, compared to $120.6 million for the same period of 2023, representing a decrease of $5.3 million, or 4.4%. The decrease in cost of sales was mainly due to the decrease in sales unit cost as a result of reduced raw material costs. Further analysis is as follows:

●	Cost of products sold for Henglong was $52.8 million for the three months ended March 31, 2024, compared to $57.2 million for the same period of 2023, representing a decrease of $4.4 million, or 7.7%. The decrease was mainly due to the decrease in sales unit cost as a result of reduced raw material costs and partially offset by the increased sales volumes.
●	Cost of products sold for Jiulong was $14.3 million for the three months ended March 31, 2024, compared to $15.5 million for the same period in 2023, representing a decrease of $1.2 million, or 7.7%. The decrease was mainly due to the decrease in average sales unit cost due to a change in product mix.
●	Cost of products sold for Wuhu was $9.0 million for the three months ended March 31, 2024, compared to $7.1 million for the same period of 2023, representing an increase of $1.9 million, or 26.8%. The increase was mainly due to the increase in sales volumes.
●	Cost of products sold for Hubei Henglong was $25.1 million for the three months ended March 31, 2024, compared to $30.1 million for the same period of 2023, representing a decrease of $5.0 million, or 16.6%. The decrease was mainly due to the decrease in sales volumes.
●	Cost of products sold for Henglong KYB was $31.2 million for the three months ended March 31, 2024, compared to $32.5 million for the same period in 2023, representing a decrease of $1.3 million, or 4.0%. The decrease was mainly due to the decrease in sales volume of EPS products used in passenger vehicles.
●	Cost of products sold for Brazil Henglong was $9.4 million for the three months ended March 31, 2024, compared to $8.9 million for the same period in 2023, representing an increase of $0.5 million, or 5.6%. The increase was mainly due to the increase in sales volume, offset by the decrease in sales unit cost as a result of reduced overseas transportation costs.
●	Cost of products sold for other entities was $24.4 million for the three months ended March 31, 2024, compared to $18.0 million for the same period in 2023, representing an increase of $6.4 million, or 35.6%.

Gross margin was 17.3% for the three months ended March 31, 2024, compared to 15.2% for the same period of 2023, representing an increase of 2.1%. The increase was mainly due to the change in product mix and the decrease in sales unit cost for the three months ended March 31, 2024.

Selling Expenses

Selling expenses were $4.1 million for the three months ended March 31, 2024, as compared to $3.4 million for the same period of 2023, representing an increase of $0.7 million, or 20.6%, which was primarily due to higher office expenses.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the three months ended March 31, 2024, as compared to $4.8 million for the same period of 2023, representing an increase of $0.7 million, or 14.6%, which was primarily due to higher payroll related expenses and maintenance expenses.

Research and Development Expenses

Research and development expenses were $5.3 million for the three months ended March 31, 2024, as compared to $6.4 million for the same period of 2023, representing a decrease of $1.1 million, or 17.2%, which was mainly due to decreased R&D activities for new projects of the traditional products.

Other Income, net

Other income, net was $2.4 million for the three months ended March 31, 2024, as compared to $1.5 million for the three months ended March 31, 2023, representing an increase of $0.9 million, which was mainly due to higher government subsidies received for the three months ended March 31, 2024 compared to the amount received for the three months ended March 31, 2023.

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2024, which is stable compared to $0.2 million for the same period of 2023.

Financial expense, net

Financial expense, net was $0.01 million for the three months ended March 31, 2024, as compared to $0.4 million for the three months ended March 31, 2023, representing a decrease in financial expense of $0.4 million, which was primarily due to a decrease in the foreign exchange loss due to foreign exchange volatility.

Income Taxes

Income tax expense was $1.7 million for the three months ended March 31, 2024, as compared to $0.8 million for the three months ended March 31, 2023, representing an increase of $0.9 million, which was primarily due to the increase in the Global Intangible Low-Taxed Income (“GILTI”) tax expense.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $1.0 million for the three months ended March 31, 2024, compared to $1.1 million for the three months ended March 31, 2023, representing a decrease of $0.1 million.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $8.3 million for the three months ended March 31, 2024, compared to net income attributable to parent company’s common shareholders of $6.8 million for the three months ended March 31, 2023, representing an increase of $1.5 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of March 31, 2024, the Company had cash and cash equivalents and short-term investments of $135.8 million, compared to $125.7 million as of December 31, 2023, representing an increase of $10.1 million, or 8.0%.

The Company had working capital (total current assets less total current liabilities) of $206.7 million as of March 31, 2024, compared to $180.3 million as of December 31, 2023, representing an increase of $26.4 million, or 14.6%.

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

The Company had short-term loans of $40.5 million, long-term loans of $1.1 million (See Note 7) and bankers’ acceptances of $109.0 million as of March 31, 2024.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker’s acceptances is expected to be reduced by approximately $2.2 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker’s acceptances in the future, it may be required by the banks to provide additional mortgages of $2.2 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $1.8 million, which is 82.7%, the mortgage ratio, of $2.2 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of March 31, 2024, the outstanding principal under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available(2)	Used(3)	Value(4)
1. Comprehensive credit facilities	China CITIC Bank (1)	Sep-2024	82,452	40,695	23,145

2. Comprehensive credit facilities	Chongqing Bank	Apr-2025	987	776	987

3. Comprehensive credit facilities	China Constitution Bank	Sep-2025	2,819	2,239	2,960

4. Comprehensive credit facilities	China Merchants Bank (1)	Jun-2024	14,095	—	—

5. Comprehensive credit facilities	China Merchants Bank (1)	Jun-2024	4,228	670	—

6. Comprehensive credit facilities	Bank of China (1)	Sep-2024	14,094	5,638	—

7. Comprehensive credit facilities	Bank of China	Jun-2024	705	705	705

8. Comprehensive credit facilities	Bank of China	Nov-2024	7,047	4,228	—

9. Comprehensive credit facilities	China Everbright Bank (1)	Dec-2025	4,228	1,598	4,228

10. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Sep-2024	28,189	13,872	20,121

11. Comprehensive credit facilities	Huishang Bank (1)	Oct-2024	2,819	1,720	—

12. Comprehensive credit facilities	Industrial and Commercial Bank of China	Oct-2024	3,947	3,946	—

Total			165,610	76,087	52,146
(1)	The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with China Merchants Bank are guaranteed by Hubei Henglong, Wuhan Chuguanjie and Chen Hanlin. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong. The comprehensive credit facilities with Huishang Bank are guaranteed by Hubei Henglong. The comprehensive credit facilities with China Everbright Bank are guaranteed by Hubei Henglong in addition to the above pledged assets.
(2)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(3)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $33.4 million and notes payable of $41.3 million and derivatives of $ 1.4 million as of March 31, 2024.
(4)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of March 31, 2024, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $63.1 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s bank loan terms range from 1 months to 36 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $26.9 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

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

5. Buildings with an assessed value of approximately $3.6 million as security for its revolving comprehensive credit facility with Bank of China.

6. Land use rights and buildings with an assessed value of approximately $15.5 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of March 31, 2024 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
Bank of China	Working Capital	Mar 31, 2024	12	4,228	2.58%	Pay monthly	Mar 30, 2025

Industrial and Commercial Bank of China	Working Capital	Feb 22, 2024	12	3,946	2.60%	Pay monthly	Feb 21, 2025

Bank of China	Working Capital	Oct 30, 2023	12	1,409	2.78%	Pay monthly	Oct 29, 2024

China CITIC Bank	Working Capital	Mar 21, 2024	12	1,409	2.80%	Pay quarterly	Mar 20, 2025

China Construction Bank	Working Capital	Jan 4, 2024	12	1,409	3.50%	Pay monthly	Jan 3, 2025

Bank of China	Working Capital	Jun 15, 2023	12	381	3.50%	Pay quarterly	Jun 4, 2024

Bank of China	Working Capital	Jun 15, 2023	12	324	3.50%	Pay quarterly	Jun 4, 2024

Chongqing Bank (1)	Working Capital	Apr 14, 2022	24	14	3.60%	Pay semiannually	Apr 13, 2024

Chongqing Bank	Working Capital	Apr 14, 2022	30	14	3.60%	Pay semiannually	Oct 13, 2024

Chongqing Bank	Working Capital	Apr 14, 2022	36	10	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Apr 27, 2022	36	118	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	May 12, 2022	35	73	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	May 24, 2022	35	54	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jun 16, 2022	34	42	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jun 29, 2022	34	114	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jul 28, 2022	33	79	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jan 16, 2023	27	159	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Feb 20, 2023	26	19	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Mar 21, 2023	25	23	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jul 18, 2023	21	15	3.60%	Pay semiannually	Apr 13, 2025

China CITIC Bank	Working Capital	Feb 7, 2024	12	6,765	2.20%	Pay in arrear	Feb 6, 2025

China CITIC Bank	Working Capital	Mar 29, 2024	12	4,228	2.24%	Pay in arrear	Mar 14, 2025

China CITIC Bank	Working Capital	Feb 7, 2024	12	4,228	2.20%	Pay in arrear	Feb 6, 2025

China CITIC Bank	Working Capital	Mar 29, 2024	12	4,228	2.24%	Pay in arrear	Mar 14, 2025

Bank of China (1)	Working Capital	Nov 10, 2023	5	70	0.90%	Pay in arrear	Apr 11, 2024

Bank of China (1)	Working Capital	Nov 10, 2023	5	281	0.90%	Pay in arrear	Apr 13, 2024

Bank of China (1)	Working Capital	Nov 10, 2023	5	281	0.90%	Pay in arrear	Apr 13, 2024

Bank of China (1)	Working Capital	Nov 10, 2023	5	295	0.90%	Pay in arrear	Apr 7, 2024

Bank of China (1)	Working Capital	Nov 10, 2023	5	345	0.90%	Pay in arrear	Apr 9, 2024

Bank of China (1)	Working Capital	Nov 10, 2023	5	295	0.90%	Pay in arrear	Apr 10, 2024

Bank of China (1)	Working Capital	Nov 10, 2023	5	122	0.90%	Pay in arrear	Apr 1, 2024

Bank of China (1)	Working Capital	Nov 10, 2023	5	36	0.90%	Pay in arrear	Apr 10, 2024

Bank of China (1)	Working Capital	Nov 10, 2023	5	337	0.90%	Pay in arrear	Apr 16, 2024

Bank of China (1)	Working Capital	Nov 10, 2023	5	188	0.90%	Pay in arrear	Apr 3, 2024

Bank of China	Working Capital	Feb 29, 2024	3	2	4.20%	Pay in arrear	May 26, 2024

Rural commercial bank	Working Capital	Mar 29, 2024	5	1,263	1.05%	Pay in arrear	Aug 29, 2024

Rural commercial bank	Working Capital	Mar 29, 2024	5	702	1.05%	Pay in arrear	Aug 29, 2024

Rural commercial bank	Working Capital	Mar 29, 2024	6	701	1.05%	Pay in arrear	Sep 20, 2024

China CITIC Bank (1)	Working Capital	Dec 7, 2023	5	143	1.28%	Pay in arrear	May 10, 2024

China CITIC Bank	Working Capital	Dec 7, 2023	5	140	1.28%	Pay in arrear	May 21, 2024

China CITIC Bank (1)	Working Capital	Dec 7, 2023	5	281	1.28%	Pay in arrear	Apr 23, 2024

China CITIC Bank	Working Capital	Dec 7, 2023	6	280	1.28%	Pay in arrear	May 22, 2024

China CITIC Bank	Working Capital	Dec 20, 2023	5	596	1.38%	Pay in arrear	May 28, 2024

China CITIC Bank	Working Capital	Feb 22, 2024	3	109	2.20%	Pay in arrear	May 28, 2024

China CITIC Bank (1)	Working Capital	Feb 28, 2024	2	337	2.05%	Pay in arrear	Apr 30, 2024

China CITIC Bank (1)	Working Capital	Mar 8, 2024	1	737	2.50%	Pay in arrear	Apr 19, 2024

Banco Safra S/A (1)	Working Capital	Jul 6, 2023	9	17	7.31%	Pay monthly	Apr 8, 2024

Banco Safra S/A (1)	Working Capital	Jul 6, 2023	10	17	7.31%	Pay monthly	May 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	11	17	7.31%	Pay monthly	Jun 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	12	17	7.31%	Pay monthly	Jul 8, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	13	17	7.31%	Pay monthly	Aug 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	14	17	7.31%	Pay monthly	Sep 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	15	17	7.31%	Pay monthly	Oct 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	16	17	7.31%	Pay monthly	Nov 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	17	17	7.31%	Pay monthly	Dec 8, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	18	17	7.31%	Pay monthly	Jan 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	19	17	7.31%	Pay monthly	Feb 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	20	17	7.31%	Pay monthly	Mar 6, 2025

Banco Safra S/A (1)	Working Capital	Jun 29, 2023	9	11	7.44%	Pay monthly	Apr 1, 2024

Banco Safra S/A (1)	Working Capital	Jun 29, 2023	10	11	7.44%	Pay monthly	Apr 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	11	11	7.44%	Pay monthly	May 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	12	11	7.44%	Pay monthly	Jun 30, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	13	11	7.44%	Pay monthly	Jul 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	14	11	7.44%	Pay monthly	Aug 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	15	11	7.44%	Pay monthly	Sep 30, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	16	11	7.44%	Pay monthly	Oct 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	17	11	7.44%	Pay monthly	Nov 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	18	11	7.44%	Pay monthly	Dec 30, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	19	11	7.44%	Pay monthly	Jan 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	20	11	7.44%	Pay monthly	Feb 28, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	21	11	7.44%	Pay monthly	Mar 31, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	36	279	7.31%	Pay monthly	Jul 6, 2026

Banco Safra S/A	Working Capital	Jun 29, 2023	36	157	7.44%	Pay monthly	Jun 29, 2026

Total				$41,613
(1)	These bank loans were repaid in April and May 2024 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest payment of 30% to 100%. The Company had complied with such financial covenants as of March 31, 2024.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2024 (figures are in thousands of USD):

			Amount
			Payable on
Purpose	Term (Months)	Due Date	Due Date
Working Capital(1)	6	Apr. 2024	18,702
Working Capital(1)	6	May. 2024	17,822
Working Capital	6	Jun. 2024	22,345
Working Capital	6	Jul. 2024	15,100
Working Capital	6	Aug. 2024	18,395
Working Capital	6	Sep. 2024	16,677
Total (See Note 8)			$109,041
(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of March 31, 2024.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2024 was $10.5 million, compared to net cash used in operating activities of $1.4 million for the same period of 2023, representing an increase in net cash inflows by $11.9 million, which was mainly due to (1) the increase in net income excluding non-cash items by $2.4 million, (2) the decrease in the cash inflows from movements of inventory by $5.2 million, (3) the increase in the cash outflows from movements of accounts and notes receivable by $19.7 million, (4) the increase in the cash outflows from movements of accounts and notes payable by $11.5 million, and (5) a combination of other factors contributing a decrease of cash outflows by $6.5 million.

(b)	Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was $16.5 million, as compared to net cash used in investing activities of $16.7 million for the same period of 2023, representing a decrease in net cash outflows by $0.2 million, which was mainly due to the net effect of (1) a decrease in purchase of short-term investments of $20.3 million, (2) a decrease in proceeds from maturities of short-term investments by $24.2 million, (3) a decrease in payments to acquire investments under the equity method by $5.8 million, and (4) a combination of other factors contributing a decrease of cash outflows by $1.9 million, primarily including a decrease in cash received from long-term investment by $0.5 million.

(c)	Financing Activities

Net cash provided by financing activities for the three months March 31, 2024 was $8.0 million, compared to net cash used in financing activities of $0.4 million for the same period of 2023, representing an increase in net cash inflows by $8.4 million, which was mainly due to the net effect of (1) an increase in repayment of bank loan by $21.3 million, (2) an increase in proceeds from bank loan by $14.2 million, and (3) an increase in cash received from capital contributions by $15.5 million.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Cybersecurity

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we have implemented stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments of the SOC reports of our providers and implementing complementary controls. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 regarding this matter.

ITEM 4.          CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS.

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s 2023 Annual Report on Form 10-K.

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

97	Compensation Recovery Policy

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104*	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 14, 2024	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 14, 2024	By:	/s/ Jie Li
Jie Li
Chief Financial Officer