Form 10-Q
period 2024-09-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2024-11-13
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the Company had 30,185,702 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

INDEX

		Page

	Part I — Financial Information	4

Item 1.	Unaudited Financial Statements.	4
	Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income for the Three Months and Nine Months Ended September 30, 2024 and 2023	4
	Condensed Unaudited Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	6
	Condensed Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	7
	Notes to Condensed Unaudited Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	37
Item 4.	Controls and Procedures.	37

	Part II — Other Information	38

Item 1.	Legal Proceedings.	38
Item 1A.	Risk Factors.	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	38
Item 3.	Defaults Upon Senior Securities.	38
Item 4.	Mine Safety Disclosures.	38
Item 5.	Other Information.	38
Item 6.	Exhibits.	39

Signatures		40

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

PART I — FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended September 30,
	2024	2023
Net product sales ($13,703 and $8,407 sold to related parties for the three months ended September 30, 2024 and 2023)	$164,215	$137,541
Cost of products sold ($7,217 and $6,266 purchased from related parties for the three months ended September 30, 2024 and 2023)	137,859	112,784
Gross profit	26,356	24,757
Gain on other sales	553	2,177
Less: Operating expenses
Selling expenses	4,357	3,803
General and administrative expenses	5,070	6,108
Research and development expenses	6,383	6,870
Total operating expenses	15,810	16,781
Income from operations	11,099	10,153
Other income, net	1,251	1,155
Interest expense	(271)	(245)
Financial (expense)/income, net	(167)	163
Income before income tax expenses and equity in earnings of affiliated companies	11,912	11,226
Less: Income taxes	4,042	688
Add: Equity in earnings of affiliated companies	203	706
Net income	8,073	11,244
Less: Net income attributable to non-controlling interests	2,562	1,749
Accretion to redemption value of redeemable non-controlling interests	(7)	(7)
Net income attributable to parent company’s common shareholders	$5,504	$9,488
Comprehensive income:
Net income	$8,073	$11,244
Other comprehensive income:
Foreign currency translation gain, net of tax	6,584	3,580
Comprehensive income	14,657	14,824
Less: Comprehensive income attributable to non-controlling interests	3,287	3,590
Accretion to redemption value of redeemable non-controlling interests	(7)	(7)
Comprehensive income attributable to parent company	$11,363	$11,227

Net income attributable to parent company’s common shareholders per share -
Basic	$0.18	$0.31
Diluted	$0.18	$0.31

Weighted average number of common shares outstanding -
Basic	30,185,702	30,185,702
Diluted	30,185,702	30,189,363

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Nine Months Ended September 30,
	2024	2023
Net product sales ($38,613 and $35,177 sold to related parties for the nine months ended September 30, 2024 and 2023)	$462,217	$417,194
Cost of products sold ($21,874 and $20,592 purchased from related parties for the nine months ended September 30, 2024 and 2023)	382,490	348,101
Gross profit	79,727	69,093
Gain on other sales	2,787	3,572
Less: Operating expenses
Selling expenses	13,044	10,981
General and administrative expenses	18,035	16,132
Research and development expenses	19,879	19,866
Total operating expenses	50,958	46,979
Income from operations	31,556	25,686
Other income, net	5,389	4,620
Interest expense	(712)	(770)
Financial (expense)/income, net	(869)	3,704
Income before income tax expenses and equity in earnings of affiliated companies	35,364	33,240
Less: Income taxes	7,893	3,004
Add: Equity in (losses)/earnings of affiliated companies	(1,379)	359
Net income	26,092	30,595
Less: Net income attributable to non-controlling interests	5,159	3,799
Accretion to redemption value of redeemable non-controlling interests	(22)	(22)
Net income attributable to parent company’s common shareholders	$20,911	$26,774
Comprehensive income:
Net income	$26,092	$30,595
Other comprehensive income:
Foreign currency translation gain/(loss), net of tax	3,390	(8,752)
Comprehensive income	29,482	21,843
Less: Comprehensive income attributable to non-controlling interests	5,659	4,831
Accretion to redemption value of redeemable non-controlling interests	(22)	(22)
Comprehensive income attributable to parent company	$23,801	$16,990

Net income attributable to parent company’s common shareholders per share -
Basic	$0.69	$0.89
Diluted	$0.69	$0.89

Weighted average number of common shares outstanding -
Basic	30,185,702	30,185,702
Diluted	30,185,702	30,190,660

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$98,310	$114,660
Pledged cash	40,514	40,534
Accounts and notes receivable, net - unrelated parties	295,515	261,237
Accounts and notes receivable, net - related parties	18,658	8,169
Inventories	108,880	112,392
Other current assets	28,245	27,083
Total current assets	590,122	564,075
Non-current assets:
Property, plant and equipment, net	100,703	101,359
Land use rights, net	9,130	9,233
Long-term investments	60,236	60,173
Other non-current assets	68,841	31,600
Total assets	$829,032	$766,440

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$59,744	$48,005
Accounts and notes payable-unrelated parties	259,134	240,739
Accounts and notes payable-related parties	12,658	12,839
Accrued expenses and other payables	65,253	44,771
Other current liabilities	36,718	37,385
Total current liabilities	433,507	383,739
Long-term liabilities:
Long-term tax payable	—	8,781
Other non-current liabilities	6,266	5,498
Total liabilities	$439,773	$398,018

Commitments and Contingencies (See Note 22)

Mezzanine equity:
Redeemable non-controlling interests	635	613

Stockholders’ equity:
Common stock, $0.0001 par value – Authorized – 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of September 30, 2024 and December 31, 2023, respectively, including treasury stock	$3	$3
Additional paid-in capital	69,722	63,731
Retained earnings-
Appropriated	12,174	11,851
Unappropriated	281,271	284,832
Accumulated other comprehensive income	(5,368)	(8,258)
Treasury stock – 2,152,600 and 2,152,600 shares as of September 30, 2024 and December 31, 2023, respectively	(7,695)	(7,695)
Total parent company stockholders’ equity	350,107	344,464
Non-controlling interests	38,517	23,345
Total stockholders’ equity	388,624	367,809
Total liabilities, mezzanine equity and stockholders’ equity	$829,032	$766,440

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$26,092	$30,595
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	14,574	13,666
Reversal of credit losses	(903)	(450)
Deferred income taxes	—	(1,017)
Equity in earnings/(losses) of affiliated companies	1,379	(359)
Loss on property, plant and equipment disposals	1,133	79
(Increase)/decrease in:
Accounts and notes receivable	(40,350)	(24,315)
Inventories	4,653	6,070
Other current assets	874	(1,391)
Other non-current assets	(874)	(517)
Increase/(decrease) in:
Accounts and notes payable	12,996	(6,198)
Accrued expenses and other payables	4,945	849
Long-term taxes payable	(7,025)	(5,268)
Other current liabilities	(952)	(1,004)
Net cash provided by operating activities	16,542	10,740
Cash flows from investing activities:
Cash received from property, plant and equipment sales	1,359	664
Payments to acquire property, plant and equipment (including $4,597 and $6,414 paid to related parties for the nine months ended September 30, 2024 and 2023, respectively)	(18,268)	(12,184)
Payments to acquire intangible assets	(383)	(2,437)
Investments under the equity method	(2,283)	(7,729)
Purchase of short-term investments	(58,472)	(55,290)
Proceeds from maturities of short-term investments	25,373	48,281
Cash received from long-term investments	1,396	3,115
Net cash used in investing activities	(51,278)	(25,580)
Cash flows from financing activities:
Proceeds from bank loans	64,461	42,828
Repayments of bank loans	(54,394)	(48,147)
Dividends paid to the common shareholders	(9,318)	—
Cash received from capital contributions of a non-controlling interest	15,504	—
Net cash provided by/(used in) financing activities	16,253	(5,319)
Effects of exchange rate on cash, cash equivalents and pledged cash	2,113	(3,671)
Net decrease in cash, cash equivalents and pledged cash	(16,370)	(23,830)
Cash, cash equivalents and pledged cash at beginning of the period	155,194	158,951
Cash, cash equivalents and pledged cash at end of the period	$138,824	$135,121

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Nine Months Ended September 30, 2024 and 2023

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

The Company owns interests in the following subsidiaries incorporated in the People’s Republic of China, the “PRC,” and Brazil as of September 30, 2024 and December 31, 2023.

	Percentage Interest
	September 30,	December 31,
Name of Entity	2024	2023
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [5]	100.00%	100.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	95.84%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB” [12]	60.00%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong” [13]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” [14]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [15]	100.00%	100.00%
Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong” [16]	100.00%	100.00%
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.
6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

7.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.
12.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment. In March 2024, KYB obtained an additional 6.6% equity interest in Henglong KYB for total consideration of RMB 110.0 million, equivalent to approximately $15.5 million. The Company retained its controlling interest in Henglong KYB.
13.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
14.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
15.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.
16.	In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products.

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

The results of operations for the three months and nine months ended September 30, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024.

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

No accounting standards newly issued during the three months ended September 30, 2024 had a material impact on the Company’s financial statements or disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and application should be applied retrospectively, unless it is impracticable to do so. We are currently assessing the potential impact of adopting ASU 2023-07 on our consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. ASU 2023- 09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and application may be applied prospectively or retrospectively. We are currently assessing the potential impact of adopting ASU 2023-09 on our consolidated financial statements.

(c)Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2023.

3.           Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of September 30, 2024 and December 31, 2023 are summarized as follows (figures are in thousands of USD):

	September 30, 2024	December 31, 2023
Accounts receivable - unrelated parties	$177,145	$164,231
Notes receivable - unrelated parties	131,138	112,605
Total accounts and notes receivable - unrelated parties	308,283	276,836
Less: allowance for credit losses - unrelated parties	(12,768)	(15,599)
Accounts and notes receivable, net - unrelated parties	295,515	261,237
Accounts and notes receivable - related parties	20,191	9,573
Less: allowance for credit losses - related parties	(1,533)	(1,404)
Accounts and notes receivable, net - related parties	18,658	8,169
Accounts and notes receivable, net	$314,173	$269,406

Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of September 30, 2024 and December 31, 2023, the Company pledged its notes receivable with amounts of $2.5 million and $11.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity (See Note 8).

As of September 30, 2024 and December 31, 2023, the Company pledged its accounts receivable with amounts of $0.4 million and $0.5 million, respectively, as collateral for banks to obtain the long-term loans.

Provision for doubtful accounts and notes receivable, as reversed in the unaudited consolidated statements of operations, amounted to $0.9 million and $0.9 million for the three and nine months ended September 30, 2024, respectively.

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of operations, amounted to $0.01 million for the three months ended September 30, 2023.

Provision for doubtful accounts and notes receivable, as reversed in the unaudited consolidated statements of operations, amounted to $0.5 million for the nine months ended September 30, 2023.

During the three months ended September 30, 2024, the Company’s five largest customers accounted for 50.3% of its consolidated net product sales, with one customer individually accounting for more than 10% of consolidated net product sales, i.e., 17.8%. During the nine months ended September 30, 2024, the Company’s five largest customers accounted for 49.2% of its consolidated net product sales, with two customers accounting for more than 10% of consolidated net product sales, i.e., 14.8% and 13.6%. As of September 30, 2024, approximately 10.3% and 3.3% of accounts receivable were from trade transactions with the aforementioned customers.

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

4.           Inventories

The Company’s inventories as of September 30, 2024 and December 31, 2023 consisted of the following (figures are in thousands of USD):

	September 30, 2024	December 31, 2023
Raw materials	$23,243	$28,505
Work in process	18,523	17,123
Finished goods	57,310	62,760
Fulfillment costs for development service	9,804	4,004
Total	$108,880	$112,392

The Company recorded $1.4 million and $2.1 million of inventory write-down to cost of products sold for the three months ended September 30, 2024 and 2023, respectively, and $7.3 million and $7.0 million for the nine months ended September 30, 2024 and 2023, respectively.

5.           Long-term investments

The Company’s long-term investments as of September 30, 2024 and December 31, 2023, are summarized as follows (figures are in thousands of USD):

	September 30, 2024	December 31, 2023
Sentient AB	$19,952	$20,417
Chongqing Venture Fund	12,530	13,158
Hubei Venture Fund	12,197	12,217
Suzhou Qingshan	8,453	8,409
Suzhou Venture Fund	2,267	3,387
Suzhou Mingzhi (1)	2,132	1,261
Shanghai IAT (2)	1,422	—
Henglong Tianyu	732	793
Jiangsu Intelligent	551	531
Total	$60,236	$60,173
(1)	In June 2023, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Mingzhi Intelligent Manufacturing Industry Investment Fund L.P., “Suzhou Mingzhi”. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 30.0 million, equivalent to approximately $4.3 million. As of September 30, 2024, Hubei Henglong has paid RMB 15.0 million, equivalent to approximately $2.1 million, representing 19.74% of Suzhou Mingzhi’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Mingzhi’s operating and financial policies. The investment is accounted for using the equity method.
(2)	In July 2024, Hubei Henglong entered into an agreement with other parties to establish a company, Shanghai IAT International Automotive Technology Co.,Ltd, “Shanghai IAT”. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 20.0 million, equivalent to approximately $2.8 million. As of September 30, 2024, Hubei Henglong has paid RMB 10.0 million, equivalent to approximately $1.4 million, representing 25.0% of Shanghai IAT’s equity. The Company can exercise significant influence over Shanghai IAT’s operating and financial policies. The investment is accounted for using the equity method.

The condensed financial information of the Company’s significant equity investee for the three and nine months ended September 30, 2024 and 2023, Chongqing Venture Fund, is summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Loss from continuing operations	(438)	(3,729)	(3,425)	(2,342)
Net loss	$(438)	(3,729)	$(3,425)	(2,342)

6.           Property, plant and equipment, net

The Company’s property, plant and equipment, net as of September 30, 2024 and December 31, 2023 are summarized as follows (figures are in thousands of USD):

	September 30, 2024	December 31, 2023
Costs:
Machinery and equipment	$248,571	$241,761
Buildings	63,786	64,390
Electronic equipment	5,191	5,804
Motor vehicles	4,682	4,587
Construction in progress	13,002	11,821
Gross balance of property, plant and equipment	335,232	328,363
Less: Accumulated depreciation (1)	(233,625)	(226,436)
Less: Impairment	(904)	(568)
Balance of property, plant and equipment, net (2)	$100,703	$101,359
(1)	Depreciation charges were $4.7 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively, and $13.7 million and $12.7 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)	As of September 30, 2024 and December 31, 2023, the Company pledged property, plant and equipment and land use rights with net book value of approximately $35.9 million and $43.3 million, respectively, as security for its comprehensive credit facilities with the banks in China.

7.           Loans

Loans consist of the following as of September 30, 2024 and December 31, 2023 (figures are in thousands of USD):

	September 30, 2024	December 31, 2023
Short-term bank loans	$59,029	$48,005
Current portion of long-term bank loans	715	—
Subtotal	59,744	48,005

Long-term bank loans	$958	$1,221
Less: Current portion of long-term bank loans	(715)	—
Subtotal	243	1,221

Total	$59,987	$49,226

The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $185.5 million and $195.8 million, respectively, as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company has drawn down loans under these facilities with an aggregate amount of $53.7 million and $49.2 million, respectively. The weighted average interest rate was 2.5% and 2.6% per annum, for the three months ending September 30, 2024 and the year ended December 31, 2023, respectively.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants during the three months ended September 30, 2024.

8.           Accounts and notes payable

The Company’s accounts and notes payable as of September 30, 2024 and December 31, 2023 are summarized as follows (figures are in thousands of USD):

	September 30, 2024	December 31, 2023
Accounts payable - unrelated parties	$165,893	$147,712
Notes payable - unrelated parties (1)	93,241	93,027
Accounts and notes payable - unrelated parties	259,134	240,739
Accounts and notes payable - related parties	12,658	12,839
Total	$271,792	$253,578
(1)	Notes payable represent payables in the form of notes issued by the bank. As of September 30, 2024 and December 31, 2023, the Company has pledged cash of $40.0 million and $39.3 million, respectively. As of September 30, 2024 and December 31, 2023, the Company has pledged notes receivable of $2.5 million and $11.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of September 30, 2024 and December 31, 2023, the Company has used credit facilities for issue of bank notes with amount of $41.8 million and $47.4 million.

9.           Accrued expenses and other payables

The Company’s accrued expenses and other payables as of September 30, 2024 and December 31, 2023 are summarized as follows (figures are in thousands of USD):

	September 30, 2024	December 31, 2023
Accrued expenses	$12,614	$10,464
Warranty reserves (1)	36,108	30,440
Payables for overseas transportation and custom clearance	—	400
Dividends payable to common shareholders (See Note 13)	14,830	—
Dividends payable to holders of non-controlling interests	428	424
Other payables	1,273	3,043
Total	$65,253	$44,771
(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three and nine months ended September 30, 2024 and 2023, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$32,910	$33,948	$30,440	$32,435
Additions during the period	5,388	4,164	14,247	13,592
Settlement within the period	(2,790)	(3,340)	(8,983)	(9,973)
Foreign currency translation gain/(loss)	600	217	404	(1,065)
Balance at end of the period	$36,108	$34,989	$36,108	$34,989

10.         Fair value measurement

The Company has entered into foreign exchange forward contracts with a local bank to reduce the exposure of significant changes in exchange rates between RMB and USD. Authoritative guidance requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets based upon quoted market prices for comparable instruments. The Company’s forward contracts have not met the criteria for hedge accounting within authoritative guidance. Therefore, the foreign exchange forward contracts have been recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of operations within “other income, net” in the period in which they occur. These foreign exchange forward contracts will mature within 12 months. The Company used a discounted cash-flow methodology to measure fair value, which requires inputs such as interest yield curves and foreign exchange rates. The significant inputs used in the aforementioned model can be corroborated with market observable data and therefore the fair value measurements are classified as level 2. Typically, any losses or gains on the forward exchange contracts are offset by re-measurement losses or gains on the underlying balances denominated in non-functional currencies. The Company’s foreign currency exchange contracts are an over-the-counter instrument. These foreign exchange forward contracts have terminated as of December 31, 2023. The Company recorded loss from change in fair value of foreign exchange forward contracts of nil and $0.04 million during the nine months ended September 30, 2024 and 2023.

11.         Redeemable non-controlling interests

In September 2020, one of the Company’s subsidiaries issued shares to Hubei Venture Fund amounting to RMB 5.0 million, equivalent to approximately $0.7 million translated at spot rate of transaction date. The shares will be transferred to the Company and the other shareholder of the subsidiary on a pro rata basis at the holder’s option if the subsidiary fails to complete a qualified IPO in a pre-agreed period of time after their issuance with a transfer price of par plus 6.0% per year. As of September 30, 2024, $0.6 million of the shares are subject to purchase by the Company and are therefore accounted for as redeemable non-controlling interests in mezzanine equity.

For the three and nine months ended September 30, 2024, the Company recognized accretion of $0.007 million and $0.022 million, respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

For the three and nine months ended September 30, 2023, the Company recognized accretion of $0.007 million and $0.022 million, respectively, to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

12.         Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three and nine months ended September 30, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$69,722	$63,731	$63,731	$63,731
Contribution by the non-controlling interest of Henglong KYB	—	—	5,991	—
Balance at end of the period	$69,722	$63,731	$69,722	$63,731

13.         Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three months ended September 30, 2024 and 2023, no statutory reserve was appropriated by the subsidiaries in China.For the nine months ended September 30, 2024 and 2023, a subsidiary in China appropriated statutory reserve $0.3 million and nil, respectively.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three and nine months ended September 30, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$12,174	$11,851	$11,851	$11,851
Appropriation of retained earnings	—	—	323	—
Balance at end of the period	$12,174	$11,851	$12,174	$11,851

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three and nine months ended September 30, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$299,916	$264,460	$284,832	$247,174
Net income attributable to parent company	5,511	9,495	20,933	26,796
Accretion of redeemable non-controlling interests	(7)	(7)	(22)	(22)
Appropriation of retained earnings	—	—	(323)	—
Dividend payables to common shareholders (1)	(24,149)	—	(24,149)	—
Balance at end of the period	$281,271	$273,948	$281,271	$273,948
(1)	To celebrate 20th anniversary of Nasdaq listing, the Company announced that the Board of Directors has declared a special cash dividend of $0.8 per common share on July 19, 2024. The aggregate amount of the special dividend payment was $24.1 million. As of September 30, 2024, $9.3 million of the dividend has been paid in August 2024 and the remaining $14.8 million will be paid before December 31, 2024.

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

14.         Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three and nine months ended September 30, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$(11,227)	$(14,936)	$(8,258)	$(3,413)
Foreign currency translation adjustment attributable to parent company	5,859	1,739	2,890	(9,784)
Balance at end of the period	$(5,368)	$(13,197)	$(5,368)	$(13,197)

15.         Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On March 29, 2022, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through March 30, 2023. As of September 30, 2024 and December 31, 2023, the Company had repurchased 666,074 shares of the Company’s common stock under the program and the total number of shares held in treasury was 2,152,600. The repurchased shares are presented as “treasury stock” on the balance sheet.

16.         Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three and nine months ended September 30, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of the period	$35,230	$16,423	$23,345	$15,182
Net income attributable to non-controlling interests	2,562	1,749	5,159	3,799
Foreign currency translation adjustment attributable to non-controlling interests	725	1,841	500	1,032
Contribution by the non-controlling interest of Henglong KYB	—	—	9,513	—
Balance at end of the period	$38,517	$20,013	$38,517	$20,013

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

Contract Assets and Liabilities

Contract liabilities are mainly customer deposits. As of September 30, 2024 and December 31, 2023, the Company has customer deposits of $11.5 million and $8.6 million, respectively, which were included in other current liabilities on the consolidated balance sheets. During the nine months ended September 30, 2024, $5.6 million was received and $2.7 million (including $2.5 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the nine months ended September 30, 2023, $6.9 million was received and $4.1 million (including $2.6 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

18.         Financial (expense)/income, net

During the three and nine months ended September 30, 2024 and 2023, the Company recorded financial income, net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$508	$322	$1,345	$886
Foreign exchange (loss)/gain, net	(579)	(130)	(1,967)	2,978
Bank charges	(96)	(29)	(247)	(160)
Total financial (expense)/income, net	$(167)	$163	$(869)	$3,704

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

The calculations of basic and diluted income per share attributable to the parent company for the three months ended September 30, 2024 and 2023, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended September 30,
	2024	2023
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$5,504	$9,488
Denominator:
Weighted average shares outstanding	30,185,702	30,185,702
Dilutive effects of stock options	—	3,661
Denominator for dilutive income per share - Diluted	30,185,702	30,189,363
Net income per share attributable to parent company’s common shareholders - Basic	$0.18	$0.31
Net income per share attributable to parent company’s common shareholders - Diluted	$0.18	$0.31

The calculations of basic and diluted income per share attributable to the parent company for the nine months ended September 30, 2024 and 2023, were as follows (figures are in thousands of USD, except share and per share amounts):

	Nine Months Ended September 30,
	2024	2023
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$20,911	$26,774
Denominator:
Weighted average shares outstanding	30,185,702	30,185,702
Dilutive effects of stock options	—	4,958
Denominator for dilutive income per share - Diluted	30,185,702	30,190,660
Net income per share attributable to parent company’s common shareholders – Basic	$0.69	$0.89
Net income per share attributable to parent company’s common shareholders - Diluted	$0.69	$0.89

As of September 30, 2024, the exercise prices for 22,500 and 22,500 outstanding stock options exceeded the weighted average market price of the Company’s common stock during the three and nine months ended September 30, 2024. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

As of September 30, 2023, the exercise prices for 22,500 and 22,500 outstanding stock options exceeded the weighted average market price of the Company’s common stock during the three and nine months ended September 30, 2023. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

21.         Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related party sales

	Three Months Ended September 30,
	2024	2023
Merchandise sold to related parties	$13,703	$8,407
Materials and others sold to related parties	410	233
Rental income obtained from related parties	80	82
Total	$14,193	$8,722

	Nine Months Ended September 30,
	2024	2023
Merchandise sold to related parties	$38,613	$35,177
Materials and others sold to related parties	1,580	1,560
Rental income obtained from related parties	275	221
Total	$40,468	$36,958

Related party purchases

	Three Months Ended September 30,
	2024	2023
Materials purchased from related parties	$7,217	$6,266
Equipment purchased from related parties	1,427	2,820
Others purchased from related parties	59	20
Total	$8,703	$9,106

	Nine Months Ended September 30,
	2024	2023
Materials purchased from related parties	$21,874	$20,592
Equipment purchased from related parties	3,515	3,453
Others purchased from related parties	175	44
Total	$25,564	$24,089

Related party receivables

	September 30, 2024	December 31, 2023
Accounts and notes receivable, net from related parties	$18,658	$8,169

Related party advance payments

	September 30, 2024	December 31, 2023
Advance payments for property, plant and equipment to related parties	$6,923	$5,759
Advance payments and others to related parties	1,989	1,991
Total	$8,912	$7,750

Related party payables

	September 30, 2024	December 31, 2023
Accounts and notes payable	$12,658	$12,839

These transactions were consummated under similar terms as those with the Company’s third-party customers and suppliers.

As of September 30, 2024, Hanlin Chen, the chairman of the board of directors of the Company, owns 57.22% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest and other payables, the following table summarizes the Company’s major commitments and contingencies as of September 30, 2024 (figures are in thousands of USD):

	Payment obligations by period
	2024	2025	2026	Thereafter	Total
Obligations for investment contracts(1)	$—	$2,854	$714	$—	$3,568
Obligations for purchasing and service agreements	26,498	3,945	—	—	30,443
Total	$26,498	$6,799	$714	$—	$34,011
(1)	In July 2024, Hubei Henglong entered into an agreement with other parties to establish an associate company, Shanghai IAT. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 20.0 million, equivalent to approximately $2.8 million. As of September 30, 2024, Hubei Henglong has paid RMB 10.0 million, equivalent to approximately $1.4 million, representing 25.0% of Shanghai IAT’s equity. The remaining consideration of RMB 10.0 million, equivalent to approximately $1.4 million, will be paid within two years after December 31, 2024.

In June 2023, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Mingzhi. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 30.0 million, equivalent to approximately $4.3 million. As of September 30, 2024, Hubei Henglong has paid RMB 15.0 million, equivalent to approximately $2.1 million, representing 19.74% of Suzhou Mingzhi’s equity. The remaining consideration of RMB 15.0 million, equivalent to approximately $2.1 million, will be paid in 2025.

23.         Off-balance sheet arrangements

As of September 30, 2024 and December 31, 2023, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of September 30, 2024 and 2023, in addition to the holding company (Genesis), the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering, Henglong, Jiulong, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong. The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong) and inspection and testing of automotive products (Zhirong).

The Company’s product sector information for the three and nine months ended September 30, 2024 and 2023, is as follows (figures are in thousands of USD):

	Net Product Sales		Net Income/(Loss)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Henglong	$82,381	$63,580	$3,123	$2,715
Jiulong	17,237	15,605	(285)	302
Wuhu	13,305	11,841	125	(175)
Hubei Henglong	18,684	27,602	382	2,572
Henglong KYB	51,809	33,491	5,025	4,619
Brazil Henglong	14,256	13,335	429	422
Other Entities	35,159	28,483	2,585	1,464
Total Segments	232,831	193,937	11,384	11,919
Corporate	—	—	(3,411)	(633)
Eliminations	(68,616)	(56,396)	100	(42)
Total	$164,215	$137,541	$8,073	$11,244

	Net Product Sales		Net Income/(Loss)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Henglong	$221,097	$192,503	$10,827	$6,755
Jiulong	52,704	52,106	1,861	1,360
Wuhu	31,163	26,726	(2,503)	471
Hubei Henglong	75,871	91,165	3,557	5,106
Henglong KYB	129,576	100,846	11,125	9,243
Brazil Henglong	38,931	36,264	2,269	3,459
Other Entities	99,260	75,057	4,339	4,497
Total Segments	648,602	574,667	31,475	30,891
Corporate	—	—	(4,754)	(1,489)
Eliminations	(186,385)	(157,473)	(629)	1,193
Total	$462,217	$417,194	$26,092	$30,595

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

Most of the Company’s production and research and development institutes are located in China. As of September 30, 2024, the Company has approximately 4,313 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing its work to improve its operations and business structure and achieve profitable growth.

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

			The Company bases its estimate on historical trends of units sold and payment amounts, combined with its current understanding of the status of existing claims and discussions with its customers.	● OEM sourcing ● OEM policy decisions regarding warranty claims

Long-term investments	Valuation of investment in venture funds	The Company is required, from time-to-time, to review the fair value of these investments.	The Company determines the fair value of these investments using market approach or income approach with unobservable inputs.	● Recent financing ● Recoverable value on liquidation basis ● Price to sales ratio ● Lack of marketability discount

Accounts and notes receivable	Allowance for credit losses	The Company is required, from time to time, to review the credit of customers and make timely provision of allowance for credit losses.	The Company estimates the collectability of the receivables based on the future cash flows using historical experiences and forward looking factors.	● Customer credit

Inventories	Provision for inventory impairment	The Company is required, from time to time, to review the turnover of inventory, including provision of inventory impairment for over market price and undesirable inventories.

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

● Tax law changes ● Variances in future projected profitability by taxing entity

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this report.

Results of Operations - Three Months Ended September 30, 2024 and 2023

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended September 30,
	2024	2023	Change	Change%
Net product sales	$164,215	$137,541	$26,674	19.4%
Cost of products sold	137,859	112,784	25,075	22.2
Gain on other sales	553	2,177	(1,624)	(74.6)
Selling expenses	4,357	3,803	554	14.6
General and administrative expenses	5,070	6,108	(1,038)	(17.0)
Research and development expenses	6,383	6,870	(487)	(7.1)
Other income, net	1,251	1,155	96	8.3
Interest expense	(271)	(245)	(26)	10.6
Financial (expense)/income, net	(167)	163	(330)	(202.5)
Income taxes	4,042	688	3,354	487.5
Net income	8,073	11,244	(3,171)	(28.2)
Net income attributable to non-controlling interests	2,562	1,749	813	46.5
Net income attributable to parent company’s common shareholders	5,504	9,488	(3,984)	(42.0)%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	Three Months Ended September 30,				Three Months Ended September 30,
	2024	2023	Change		2024	2023	Change
Henglong	$82,381	$63,580	18,801	29.6%	$76,844	$57,217	19,627	34.3%
Jiulong	17,237	15,605	1,632	10.5	15,340	13,637	1,703	12.5
Wuhu	13,305	11,841	1,464	12.4	12,744	11,494	1,250	10.9
Hubei Henglong	18,684	27,602	(8,918)	(32.3)	14,891	23,201	(8,310)	(35.8)
Henglong KYB	51,809	33,491	18,318	54.7	45,307	28,339	16,968	59.9
Brazil Henglong	14,256	13,335	921	6.9	12,297	11,203	1,094	9.8
Other Entities	35,159	28,483	6,676	23.4	28,745	23,396	5,349	22.9
Total Segments	232,831	193,937	38,894	20.1	206,168	168,487	37,681	22.4
Elimination	(68,616)	(56,396)	(12,220)	21.7	(68,309)	(55,703)	(12,606)	22.6
Total	$164,215	$137,541	26,674	19.4%	$137,859	$112,784	25,075	22.2%

Net Product Sales

Net product sales were $164.2 million for the three months ended September 30, 2024, compared to $137.5 million for the same period in 2023, representing an increase of $ 26.7 million, or 19.4%, mainly due to the Company’s increased sales of electric power steering, “EPS”, systems and parts and partially offset by the appreciation of the USD against the RMB.

Net sales of traditional steering products and parts were $98.6 million for the three months ended September 30, 2024, compared to $91.8 million for the same period in 2023, representing an increase of $6.8 million, or 7.4%. Net sales of EPS systems and parts were $65.6 million for the three months ended September 30, 2024 and $45.7 million for the same period in 2023, representing an increase of $19.9 million, or 43.5%. As a percentage of net sales, sales of EPS were 39.9% for the three months ended September 30, 2024, compared with 33.2% for the same period in 2023.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $82.4 million for the three months ended September 30, 2024, compared with $63.6 million for the three months ended September 30, 2023, representing an increase of $18.8 million, or 29.6%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.

●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $17.2 million for the three months ended September 30, 2024, compared with $15.6 million for the three months ended September 30, 2023, representing an increase of $1.6 million, or 10.5%. The increase was mainly due to the increase in sales volume of products used in commercial vehicles.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $13.3 million for the three months ended September 30, 2024, compared to $11.8 million for the same period in 2023, representing an increase of $1.5 million, or 12.4%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles from Chery.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Stellantis N.V. and Ford. Net product sales for Hubei Henglong were $18.7 million for the three months ended September 30, 2024, compared with $27.6 million for the three months ended September 30, 2023, representing a decrease of $8.9 million, or 32.3%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Stellantis N.V.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $51.8 million for the three months ended September 30, 2024, compared with $33.5 million for the three months ended September 30, 2023, representing an increase of $18.3 million, or 54.7%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Net product sales for Brazil Henglong were $14.3 million for the three months ended September 30, 2024, which is stable compared to $13.3 million for the same period of 2023.
●	Net product sales for other entities were $35.2 million for the three months ended September 30, 2024, compared to $28.5 million for the same period in 2023, representing an increase of $6.7 million, or 23.4%.

Cost of Products Sold

For the three months ended September 30, 2024, the cost of products sold was $137.9 million, compared to $112.8 million for the same period of 2023, representing an increase of $25.1 million, or 22.2%. The increase in cost of sales was mainly due to the increased sales volumes. Further analysis is as follows:

●	Cost of products sold for Henglong was $ 76.8 million for the three months ended September 30, 2024, compared to $57.2 million for the same period of 2023, representing an increase of $19.6 million, or 34.3%. The increase was mainly due to the increased sales volumes.
●	Cost of products sold for Jiulong was $15.3 million for the three months ended September 30, 2024, compared to $13.6 million for the same period of 2023, representing an increase of $1.7 million, or 12.5%. The increase was mainly due to the increased sales volumes.
●	Cost of products sold for Wuhu was $12.7 million for the three months ended September 30, 2024, compared to $11.5 million for the same period of 2023, representing an increase of $1.2 million, or 10.9%.The increase was mainly due to the increase in sales volumes.
●	Cost of products sold for Hubei Henglong was $14.9 million for the three months ended September 30, 2024, compared to $23.2 million for the same period of 2023, representing a decrease of $8.3 million, or 35.8%. The decrease was mainly due to the decrease in sales volumes.

●	Cost of products sold for Henglong KYB was $45.3 million for the three months ended September 30, 2024, compared to $28.3 million for the same period in 2023, representing an increase of $17.0 million, or 59.9%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Cost of products sold for Brazil Henglong was $12.3 million for the three months ended September 30, 2024, compared to $11.2 million for the same period of 2023, representing an increase of $1.1 million, or 9.8%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Cost of products sold for other entities was $28.7 million for the three months ended September 30, 2024, compared to $23.4 million for the same period in 2023, representing an increase of $5.3 million, or 22.9%.

Gross margin was 16.0% for the three months ended September 30, 2024, compared to 18.0% for the same period of 2023, representing a decrease of 2.0%. The decrease was mainly due to the change in product mix for the three months ended September 30, 2024.

Selling Expenses

Selling expenses were $4.4 million for the three months ended September 30, 2024, as compared to $3.8 million for the same period of 2023, representing an increase of $0.6 million, or 14.6%, which was mainly due to the increased warehouse and logistic expenses related to the increased revenue.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the three months ended September 30, 2024, as compared to $6.1 million for the same period of 2023, representing a decrease of $1.0 million, or 17.0%, which was mainly due to the reversal of bad debt provision for receivables.

Research and Development Expenses

Research and development expenses were $6.4 million for the three months ended September 30, 2024, as compared to $6.9 million for the same period of 2023, representing a decrease of $0.5 million, or 7.1%, which was mainly due to the decreased miscellaneous expenses related to R&D, caused by a decrease in R&D activities for new projects.

Other Income, net

Other income, net was $1.3 million for the three months ended September 30, 2024, which is stable compared to $1.2 million for the three months ended September 30, 2023.

Interest Expense

Interest expense was $0.3 million for the three months ended September 30, 2024, which is stable compared to $0.2 million for the same period of 2023.

Financial (expense)/income, net

Financial expense, net was $0.2 million for the three months ended September 30, 2024, as compared to financial income, net of $0.2 million for the three months ended September 30, 2023, representing an increase in financial expense of $0.4 million, which was primarily due to an increase in the foreign exchange loss due to the foreign exchange volatility.

Income Taxes

Income tax expense was $4.0 million for the three months ended September 30, 2024, as compared to $0.7 million for the three months ended September 30, 2023, which was primarily due to the a one-time income tax expense settlement for the subsidiaries in the PRC and an increase in the Global Intangible Low-Taxed Income (“GILTI”) tax expenses.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $2.6 million for the three months ended September 30, 2024, compared to $1.7 million for the three months ended September 30, 2023, representing an increase of $0.9 million.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $5.5 million for the three months ended September 30, 2024, compared to $9.5 million for the three months ended September 30, 2023, representing a decrease of $4.0 million.

Results of Operations - Nine Months Ended September 30, 2024 and 2023

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Nine Months Ended September 30,
	2024	2023	Change	Change%
Net product sales	$462,217	$417,194	$45,023	10.8%
Cost of products sold	382,490	348,101	34,389	9.9
Gain on other sales	2,787	3,572	(785)	(22.0)
Selling expenses	13,044	10,981	2,063	18.8
General and administrative expenses	18,035	16,132	1,903	11.8
Research and development expenses	19,879	19,866	13	0.1
Other income, net	5,389	4,620	769	16.6
Interest expense	(712)	(770)	58	(7.5)
Financial (expense)/income, net	(869)	3,704	(4,573)	(123.5)
Income taxes	7,893	3,004	4,889	162.7
Net income	26,092	30,595	(4,503)	(14.7)
Net income attributable to non-controlling interests	5,159	3,799	1,360	35.8
Net income attributable to parent company’s common shareholders	20,911	26,774	(5,863)	(21.9)%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
Henglong	$221,097	192,503	28,594	14.9%	$201,030	175,803	25,227	14.3%
Jiulong	52,704	52,106	598	1.1	45,490	45,436	54	0.1
Wuhu	31,163	26,726	4,437	16.6	31,763	24,945	6,818	27.3
Hubei Henglong	75,871	91,165	(15,294)	(16.8)	61,101	78,990	(17,889)	(22.6)
Henglong KYB	129,576	100,846	28,730	28.5	112,774	88,075	24,699	28.0
Brazil Henglong	38,931	36,264	2,667	7.4	31,716	30,418	1,298	4.3
Other Entities	99,260	75,057	24,203	32.2	82,728	60,347	22,381	37.1
Total Segments	648,602	574,667	73,935	12.9	566,602	504,014	62,588	12.4
Elimination	(186,385)	(157,473)	(28,912)	18.4	(184,112)	(155,913)	(28,199)	18.1
Total	$462,217	417,194	45,023	10.8%	$382,490	348,101	34,389	9.9%

Net Product Sales

Net product sales were $462.2 million for the nine months ended September 30, 2024, compared to $417.2 million for the same period of 2023, representing an increase of $45.0 million, or 10.8%, mainly due to the Company’s increased sales of both traditional steering and EPS products.

Net sales of traditional steering products and parts were $293.6 million for the nine months ended September 30, 2024, compared to $282.1 million for the same period in 2023, representing an increase of $11.5 million, or 4.1%. Net sales of EPS systems and parts were $168.6 million for the nine months ended September 30, 2024 and $135.1 million for the same period in 2023, representing an increase of $33.6 million, or 24.8%. As a percentage of net sales, sales of EPS were 36.5% for the nine months ended September 30, 2024, compared to 32.4% for the same period in 2023.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $221.1 million for the nine months ended September 30, 2024, compared to $192.5 million for the same period in 2023, representing an increase of $28.6 million, or 14.9%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $52.7 million for the nine months ended September 30, 2024, which is stable compared to $52.1 million for the same period of 2023.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $31.2 million for the nine months ended September 30, 2024, compared to $26.7 million for the same period in 2023, representing an increase of $4.5 million, or 16.6%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles from Chery.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Stellantis N.V. and Ford. Net product sales for Hubei Henglong were $75.9 million for the nine months ended September 30, 2024, compared to $91.2 million for the same period in 2023, representing a decrease of $15.3 million, or 16.8%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Stellantis N.V.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $129.6 million for the nine months ended September 30, 2024, compared with $100.8 million for the nine months ended September 30, 2023, representing an increase of $28.8 million, or 28.5%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Net product sales for Brazil Henglong were $38.9 million for the nine months ended September 30, 2024, compared to $36.3 million for the same period in 2023, representing an increase of $2.6 million, or 7.4%. The increase was mainly due to the increase in demand of Fiat in Brazil.
●	Net product sales for other entities were $99.3 million for the nine months ended September 30, 2024, compared to $75.1 million for the same period in 2023, representing an increase of $24.2 million, or 32.2%. The increase was mainly due to the increase in sales of Wuhan Jielong.

Cost of Products Sold

For the nine months ended September 30, 2024, the cost of products sold was $382.5 million, compared to $348.1 million for the same period of 2023, representing an increase of $34.4 million, or 9.9%. The increase in cost of sales was mainly due to the increase in sales volumes. Further analysis is as follows:

●	Cost of products sold for Henglong was $201.0 million for the nine months ended September 30, 2024, compared to $175.8 million for the same period of 2023, representing an increase of $25.2 million, or 14.3%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles, offset by the decrease in sales unit cost as a result of reduced raw material costs.
●	Cost of products sold for Jiulong was $45.5 million for the nine months ended September 30, 2024, which is stable compared to $45.4 million for the same period of 2023.
●	Cost of products sold for Wuhu was $31.8 million for the nine months ended September 30, 2024, compared to $24.9 million for the same period of 2023, representing an increase of $6.9 million, or 27.3%. The increase was mainly due to the increase in sales volumes.

●	Cost of products sold for Hubei Henglong was $61.1 million for the nine months ended September 30, 2024, compared to $79.0 million for the same period of 2023, representing a decrease of $17.9 million, or 22.6%. The decrease was mainly due to the decrease in sales volumes.
●	Cost of products sold for Henglong KYB was $112.8 million for the nine months ended September 30, 2024, compared to $88.1 million for the same period of 2023, representing an increase of $24.7 million, or 28.0%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles and the increase in sales unit costs.
●	Cost of products sold for Brazil Henglong was $31.7 million for the nine months ended September 30, 2024, compared to $30.4 million for the same period of 2023, representing an increase of $1.3 million, or 4.3%. The increase was mainly due to the increase in sales volumes.
●	Cost of products sold for other entities was $82.7 million for the nine months ended September 30, 2024, compared to $60.3 million for the same period in 2023, representing an increase of $22.4 million, or 37.1%.

Gross margin was 17.2% for the nine months ended September 30, 2024, compared to 16.6% for the same period of 2023, representing an increase of 0.6%. The increase was mainly due to the change in product mix for the nine months ended September 30, 2024.

Selling Expenses

Selling expenses were $13.0 million for the nine months ended September 30, 2024, as compared to $11.0 million for the same period of 2023, representing an increase of $2.1 million, or 18.8%, which was primarily due to the increased warehouse and logistic expenses related to the increased revenue.

General and Administrative Expenses

General and administrative expenses were $18.0 million for the nine months ended September 30, 2024, as compared to $16.1 million for the nine months ended September 30, 2023, representing an increase of $1.9 million, or 11.8%, which was primarily due to higher consulting fees and business tax and surcharges.

Research and Development Expenses

Research and development expenses were $19.9 million for the nine months ended September 30, 2024, which is substantially consistent with $19.9 million for the same period of 2023.

Other Income, net

Other income, net was $5.4 million for the nine months ended September 30, 2024, which was mainly comprised of government subsidies, as compared to $4.6 million for the nine months ended September 30, 2023, representing an increase of $0.8 million, or 16.6%, which was mainly due to higher government subsidies received for the nine months ended September 30, 2024 compared to the amount received for the nine months ended September 30, 2023.

Interest Expense

Interest expense was $0.7 million for the nine months ended September 30, 2024, which is stable compared to $0.8 million for the same period of 2023.

Financial (expense)/income, net

Financial expense, net was $0.9 million for the nine months ended September 30, 2024, as compared to financial income, net of $3.7 million for the nine months ended September 30, 2023, representing an increase in financial expense of $4.6 million, which was primarily due to an increase in the foreign exchange loss due to the foreign exchange volatility.

Income Taxes

Income tax expense was $7.9 million for the nine months ended September 30, 2024, compared to $3.0 million for the nine months ended September 30, 2023, representing an increase of $4.9 million, which was primarily due to a one-time income tax expense settlement for the subsidiaries in the PRC and an increase in the Global Intangible Low-Taxed Income (“GILTI”) tax expenses.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $5.2 million for the nine months ended September 30, 2024, compared to $3.8 million for the nine months ended September 30, 2023, representing an increase of $1.4 million.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $20.9 million for the nine months ended September 30, 2024, compared to net income attributable to parent company’s common shareholders of $26.8 million for the nine months ended September 30, 2023, representing a decrease of $5.9 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of September 30, 2024, the Company had cash and cash equivalents and short-term investments of $111.8 million, compared to $125.7 million as of December 31, 2023, representing a decrease of $13.9 million, or 11.1%.

The Company had working capital (total current assets less total current liabilities) of $156.6 million as of September 30, 2024, compared to $180.3 million as of December 31, 2023, representing a decrease of $23.7 million, or 13.1%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to fund the payment of the one-time transition tax due to the U.S. Tax Reform and the special cash dividend in August 2024, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

Based on our liquidity assessment, we believe that our cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least twelve months subsequent to the filing of this report.

Common share dividends

On July 19, 2024, the Company’s Board of Directors declared a special cash dividend of $0.8 per common share (See Note 13). The aggregate amount of the special dividend payment was $24.1 million. $9.3 million of the dividend has been paid in August 2024 and the remaining $14.8 million will be paid before December 31, 2024.

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

The Company had short-term loans of $59.7 million, long-term loans of $0.2 million and bankers’ acceptances of $97.5 million (See Note 8) as of September 30, 2024.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker’s acceptances is expected to be reduced by approximately $16.3 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker’s acceptances in the future, it may be required by the banks to provide additional mortgages of $8.4 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $8.4 million, which is 51.7%, the mortgage ratio, of $16.3 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of September 30, 2024, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available(2)	Used(3)	Value(4)
1. Comprehensive credit facilities	China CITIC Bank (1)	Jun-2025	106,316	64,805	23,434

2. Comprehensive credit facilities	China CITIC Bank (1)	May-2025	4,281	1,299	—

3. Comprehensive credit facilities	Chongqing Bank	Apr-2025	999	786	999

4. Comprehensive credit facilities	China Constitution Bank	Sep-2025	2,854	—	2,997

5. Comprehensive credit facilities	China Merchants Bank (1)	Jun-2027	14,271	11,912	—

6. Comprehensive credit facilities	Bank of China	Nov-2024	7,135	—	—

7. Comprehensive credit facilities	China Everbright Bank (1)	Dec-2025	4,281	3,425	4,281

8. Comprehensive credit facilities	Huishang Bank (1)	Oct-2024	2,854	1,391	—

9. Comprehensive credit facilities	Industrial and Commercial Bank of China	Oct-2024	3,996	3,996	—

10. Comprehensive credit facilities	Hankou Bank (1)	May-2025	14,271	435	—

11. Comprehensive credit facilities	Hubei Bank (1)	Aug-2026	24,260	2,560	29,569

Total			185,518	90,609	61,280
(1)	The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with China Merchants Bank are guaranteed by Hubei Henglong. The comprehensive credit facilities with China Everbright Bank are guaranteed by Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Huishang Bank are guaranteed by Hubei Henglong. The comprehensive credit facilities with Hankou Bank are guaranteed by Hubei Henglong. The comprehensive credit facilities with Hubei Bank are guaranteed by Chen Hanlin in addition to the above pledged assets.
(2)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(3)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $48.8 million and notes payable of $41.8 million as of September 30, 2024.

(4)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of September 30, 2024, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $118.5 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s bank loan terms range from 2 months to 36 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1. Land use rights and buildings with an assessed value of approximately $27.3 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.

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

5. Land use rights and buildings with an assessed value of approximately $73.9 million as security for its revolving comprehensive credit facility with Hubei Bank.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of September 30, 2024 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
Bank of China	Working Capital	Mar 31, 2024	12	4,281	2.58%	Pay monthly	Mar 30, 2025

Industrial and Commercial Bank of China	Working Capital	Feb 22, 2024	12	3,996	2.60%	Pay monthly	Feb 21, 2025

Bank of China (1)	Working Capital	Oct 30, 2023	12	1,427	2.78%	Pay monthly	Oct 29, 2024

China CITIC Bank	Working Capital	Apr 26, 2024	12	4,281	3.00%	Pay monthly	Apr 25, 2025

China CITIC Bank	Working Capital	Mar 21, 2024	12	1,427	2.80%	Pay quarterly	Mar 20, 2025

China CITIC Bank	Working Capital	Jun 25, 2024	12	4,281	3.00%	Pay monthly	Jun 25, 2025

Chongqing Bank (1)	Working Capital	Apr 14, 2022	30	14	3.60%	Pay semiannually	Oct 13, 2024

Chongqing Bank	Working Capital	Apr 14, 2022	36	10	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Apr 27, 2022	36	120	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	May 12, 2022	35	74	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	May 24, 2022	35	54	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jun 16, 2022	34	43	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jun 29, 2022	34	116	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jul 28, 2022	33	80	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jan 16, 2023	27	161	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Feb 20, 2023	26	20	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Mar 21, 2023	25	23	3.60%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jul 18, 2023	21	16	3.60%	Pay semiannually	Apr 13, 2025

China CITIC Bank	Working Capital	Feb 7, 2024	12	6,850	2.20%	Pay in arrear	Feb 6, 2025

China CITIC Bank	Working Capital	Mar 29, 2024	12	4,281	2.24%	Pay in arrear	Mar 14, 2025

China CITIC Bank	Working Capital	Aug 7, 2024	12	5,280	1.55%	Pay in arrear	Aug 7, 2025

China CITIC Bank	Working Capital	Aug 22, 2024	12	2,569	1.55%	Pay in arrear	Aug 21, 2025

China CITIC Bank	Working Capital	Feb 7, 2024	12	4,281	2.20%	Pay in arrear	Feb 6, 2025

China CITIC Bank	Working Capital	Mar 29, 2024	12	4,281	2.24%	Pay in arrear	Mar 14, 2025

China CITIC Bank	Working Capital	Jul 31, 2024	11	4,224	1.55%	Pay in arrear	Jul 30, 2025

China CITIC Bank	Working Capital	Aug 19, 2024	11	2,283	1.55%	Pay in arrear	Aug 15, 2025

Bank of China (1)	Working Capital	May 31, 2024	5	2	1.35%	Pay in arrear	Oct 22, 2024

China Merchants Bank (1)	Working Capital	Jun 25, 2024	4	284	1.42%	Pay in arrear	Nov 4, 2024

China Merchants Bank (1)	Working Capital	Jun 25, 2024	4	284	1.42%	Pay in arrear	Nov 4, 2024

China Merchants Bank (1)	Working Capital	Jun 25, 2024	4	284	1.42%	Pay in arrear	Nov 8, 2024

China Merchants Bank (1)	Working Capital	Jun 25, 2024	4	241	1.42%	Pay in arrear	Nov 7, 2024

China Merchants Bank (1)	Working Capital	Jun 25, 2024	4	74	1.42%	Pay in arrear	Nov 7, 2024

China Merchants Bank (1)	Working Capital	Jun 25, 2024	4	54	1.42%	Pay in arrear	Nov 6, 2024

China Merchants Bank (1)	Working Capital	Jun 26, 2024	4	171	1.42%	Pay in arrear	Oct 26, 2024

China Merchants Bank	Working Capital	Sep 23, 2024	2	427	1.48%	Pay in arrear	Nov 24, 2024

China Merchants Bank	Working Capital	Sep 23, 2024	2	285	1.48%	Pay in arrear	Nov 24, 2024

China Merchants Bank	Working Capital	Jun 26, 2024	5	329	1.40%	Pay in arrear	Nov 22, 2024

China CITIC Bank	Working Capital	Jul 3, 2024	5	425	1.50%	Pay in arrear	Dec 27, 2024

China CITIC Bank	Working Capital	Jul 3, 2024	5	142	1.50%	Pay in arrear	Dec 20, 2024

China CITIC Bank	Working Capital	Aug 7, 2024	6	710	1.05%	Pay in arrear	Jan 29, 2025

China CITIC Bank	Working Capital	Aug 7, 2024	6	142	1.05%	Pay in arrear	Jan 30, 2025

China CITIC Bank	Working Capital	Aug 7, 2024	6	142	1.05%	Pay in arrear	Jan 30, 2025

China Merchants Bank	Working Capital	Aug 15, 2024	5	37	1.65%	Pay in arrear	Jan 29, 2025

China CITIC Bank	Working Capital	Aug 22, 2024	3	64	1.30%	Pay in arrear	Nov 15, 2024

China CITIC Bank	Working Capital	Sep 2, 2024	6	172	1.25%	Pay in arrear	Feb 21, 2025

China CITIC Bank	Working Capital	Sep 14, 2024	5	142	1.20%	Pay in arrear	Feb 27, 2025

China CITIC Bank	Working Capital	Sep 14, 2024	5	250	1.20%	Pay in arrear	Feb 21, 2025

China CITIC Bank	Working Capital	Sep 18, 2024	4	142	1.15%	Pay in arrear	Jan 30, 2025

China CITIC Bank	Working Capital	Sep 25, 2024	4	168	1.15%	Pay in arrear	Feb 1, 2025

Banco Safra S/A (1)	Working Capital	Jul 6, 2023	15	16	7.31%	Pay monthly	Oct 7, 2024

Banco Safra S/A (1)	Working Capital	Jul 6, 2023	16	16	7.31%	Pay monthly	Nov 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	17	16	7.31%	Pay monthly	Dec 6, 2024

Banco Safra S/A	Working Capital	Jul 6, 2023	18	16	7.31%	Pay monthly	Jan 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	19	16	7.31%	Pay monthly	Feb 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	20	16	7.31%	Pay monthly	Mar 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	21	16	7.31%	Pay monthly	Apr 7, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	22	16	7.31%	Pay monthly	May 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	23	16	7.31%	Pay monthly	Jun 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	24	16	7.31%	Pay monthly	Jul 7, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	25	16	7.31%	Pay monthly	Aug 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	26	16	7.31%	Pay monthly	Sep 8, 2025

Banco Safra S/A (1)	Working Capital	Jun 29, 2023	16	9	7.44%	Pay monthly	Oct 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	17	9	7.44%	Pay monthly	Nov 29, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	18	9	7.44%	Pay monthly	Dec 30, 2024

Banco Safra S/A	Working Capital	Jun 29, 2023	19	9	7.44%	Pay monthly	Jan 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	20	9	7.44%	Pay monthly	Feb 28, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	21	9	7.44%	Pay monthly	Mar 31, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	22	9	7.44%	Pay monthly	Apr 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	23	9	7.44%	Pay monthly	May 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	24	9	7.44%	Pay monthly	Jun 30, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	25	9	7.44%	Pay monthly	Jul 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	26	9	7.44%	Pay monthly	Aug 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	27	9	7.44%	Pay monthly	Sep 29, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	36	158	7.31%	Pay monthly	Jul 6, 2026

Banco Safra S/A	Working Capital	Jun 29, 2023	36	85	7.44%	Pay monthly	Jun 29, 2026

Total				$59,987
(1)	These bank loans were repaid in October and November 2024 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest payment of 30% to 100%. The Company had complied with such financial covenants as of September 30, 2024.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of September 30, 2024 (figures are in thousands of USD):

			Amount
			Payable on
Purpose	Term (Months)	Due Date	Due Date
Working Capital(1)	6	Oct. 2024	12,716
Working Capital(1)	6	Nov. 2024	16,319
Working Capital	6	Dec. 2024	18,689
Working Capital	6	Jan. 2025	15,449
Working Capital	6	Feb. 2025	16,383
Working Capital	6	Mar. 2025	17,985
Total (See Note 8)			$97,541

(1)The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of September 30, 2024.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2024 was $16.5 million, compared to net cash provided in operating activities of $10.7 million for the same period of 2023, representing an increase in net cash inflows by $5.8 million, which was mainly due to (1) the increase in the cash inflows from movements of accounts and notes payable by $19.2 million, (2) the increase in cash inflows from accrued expenses and other payables by $4.1 million, and (3) the increase in the cash outflows from movements of accounts and notes receivable by $16.0 million.

(b)	Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was $51.3 million, as compared to net cash used in investing activities of $25.6 million for the same period of 2023, representing an increase in net cash outflows by 25.7 million, which was mainly due to the net effect of (1) a decrease in cash inflows from proceeds from maturities of short-term investments by $22.9 million, (2) an increase in cash outflows from payments to acquire property plant and equipment of $6.1 million, (3) the decrease in cash outflows from investment under the equity method by $5.4 million, and (4) an increase in cash outflows from purchase of short-term investments by $3.2 million.

(c)	Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $16.3 million, compared to net cash used in financing activities of $5.3 million for the same period of 2023, representing an increase in net cash inflows by $21.6 million, which was mainly due to the net effect of (1) the increase in cash inflows from proceeds from bank loan by $21.6 million, (2) the increase in cash received from capital contributions by $15.5 million, (3) the increase in cash outflows from dividends paid to the common stock by $9.3 million, and (4) an increase in cash outflows from repayment of bank loan by $6.2 million.

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: November 13, 2024	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: November 13, 2024	By:	/s/ Jie Li
Jie Li
Chief Financial Officer