Form 10-K
period 2024-12-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2025-03-28
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Yes  ☐              No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2024, based upon the price of $3.55 that was the closing price of the common stock as reported on The Nasdaq Stock Market under the symbol “CAAS” on such date, was approximately $37.7 million.

The Company has 30,170,702 shares of Common Stock outstanding as of March 28, 2025.

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

Set forth below is an organizational chart as at December 31, 2024.

CHINA AUTOMOTIVE SYSTEMS, INC. [NASDAQ:CAAS]
↓100%									↓100%
Great Genesis Holdings Limited									Henglong USA Corporation
↓
↓100%			↓70%
Hubei			Shenyang
Henglong			Jinbei Henglong
Automotive			Automotive
System Group			Steering System
Co., Ltd.			Co., Ltd.
“Hubei Henglong”[1]			“Shenyang”[2]
↓
↓100%	↓100%	↓100%	↓85%	↓70%	↓94.19%	↓100%	↓60.0%	↓51%	↓62%	↓100%	↓100%
Jingzhou	Shashi	Wuhu	Wuhan	Chongqing	CAAS	Hubei	Hubei	Hyoseong	Wuhu	Changchun	Hubei
Henglong	Jiulong	Henglong	Jielong	Henglong	Brazil’s	Henglong	Henglong	(Wuhan)	Hongrun	Hualong	Zhirong
Automotive	Power	Automotive	Electric	Hongyan	Imports And	Group	& KYB	Motion	New	Automotive	Automotive
Parts	Steering	Steering	Power	Automotive	Trade In	Shanghai	Automobile	Mechatronics	Material	Technology	Technology
Co., Ltd.	Gears	System Co.,	Steering Co.,	System Co.,	Automotive	Automotive	Electric	System	Co., Ltd.	Co., Ltd.	Co., Ltd.
	Co., Ltd.	Ltd.	Ltd.	Ltd.	Parts Ltd.	Electronics	Steering	Co., Ltd.
						Research and	System
						Development	Co., Ltd.
Ltd.
				“Chongqing	“Brazil	“Shanghai	“Henglong	“Wuhan	“Wuhu	“Changchun
“Henglong”[3]	“Jiulong”[4]	“Wuhu”[5]	“Jielong”[6]	Henglong”[7]	Henglong”[8]	Henglong”[11]	KYB”[12]	Hyoseong”[13]	Hongrun”[14]	Hualong”[15]	“Zhirong”[16]
↓			↓
↓100%			↓100%
Jingzhou			Wuhan
Henglong			Chuguanjie
Automotive			Automotive
Technology			Science and
(Testing)			Technology
Center			Ltd.
“Testing			“Wuhan
Center”[9]			Chuguanjie”[10]
1.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

4 | Page

2.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
3.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light-duty vehicles.
4.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems. In April 2021, the Company obtained an additional 22.67% equity in Wuhu for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. The Company retained its controlling interest in Wuhu and the acquisition of the non-controlling interest was accounted for as an equity transaction.
6.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.
7.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
8.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sale of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. In October 2024, Brazil Henglong changed its Articles. Under the new Articles, the Company’s equity interest in Brazil Henglong was changed to 94.19% from 95.84%. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
9.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products. It has been deregistered in January, 2025.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.

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

5 | Page

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

The Company has business relationships with more than sixty vehicle manufacturers, including BYD Auto Co., Ltd., Zhejiang Geely Automobile Co., Ltd., and Chery Automobile Co., Ltd., three of the largest privately owned car manufacturers in China, Chongqing Changan Automobile Co., Ltd., a state-owned car manufacturer in China, SAIC Motor Co., Ltd, FAW Group Co., Ltd and others. All of them are our key customers. For overseas customers, the Company has supplied power steering gear to Stellantis N.V. since 2009 and to Ford Motor Company since 2016.

The Holding Foreign Companies Accountable Act

Pursuant to the Holding Foreign Companies Accountable Act, if the SEC determines that we have filed audit reports issued by a registered public accounting firm that has not been subject to inspections by the PCAOB for two consecutive years, the SEC will prohibit our shares from being traded on a national securities exchange or in the over-the-counter trading market in the United States. On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong, including our auditor. In May 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of the annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. Each year, the PCAOB will determine whether it can inspect and investigate completely audit firms in mainland China and Hong Kong, among other jurisdictions. If PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong and we continue to use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we would be identified as a Commission-Identified Issuer following the filing of the annual report on Form 10-K for the relevant fiscal year. There can be no assurance that we would not be identified as a Commission-Identified Issuer for any future fiscal year, and if we were so identified for two consecutive years, we would become subject to the prohibition on trading under the HFCAA and our securities may be delisted from Nasdaq as a result. Delisting of our securities would force holders of our securities to sell their securities. Further, we may be prohibited from listing our securities on another U.S. securities exchange. The market price of our securities could be adversely affected as a result of anticipated negative impacts of such legislative or executive actions upon, as well as negative investor sentiment toward, companies with significant operations in mainland China and Hong Kong that are listed in the United States, regardless of whether such actions are implemented and regardless of our actual operating performance. See “Item 1A. Risk Factors—Risks Related To Doing Business In China And Other Countries Besides The United States—The PCAOB had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our auditor in the past has deprived our investors with the benefits of such inspections.” And “Item 1A. Risk Factors—Risks Related To Doing Business In China And Other Countries Besides The United States—Our shares may be prohibited from trading in the United States under the HFCAA in the future if the PCAOB is unable to inspect or investigate completely auditors located in China. The delisting of the shares, or the threat of being delisted, may materially and adversely affect the value of your investment.”

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

6 | Page

Our holding company structure presents unique risks as our investors may never directly hold equity interests in our operating subsidiaries and will be dependent upon dividends and other distributions from our subsidiaries to finance our cash flow needs. Our ability to receive dividends and other contributions from our subsidiaries are significantly affected by regulations promulgated by Hong Kong and PRC authorities. Any change in the interpretation of existing rules and regulations or the promulgation of new rules and regulations may materially affect our operations and/or the value of our securities, including causing the value of our securities to significantly decline or become worthless. For a detailed description of the risks facing the Company associated with our structure, please refer to “Item 1A. Risk Factors – Risks Related to Doing Business in China and Other Countries Besides the United States.”

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

There was no Chinese Communist Party official who sits on CAAS’ board and that CAAS’ certificate of incorporation and bylaws do not contain any charter of the Chinese Communist Party.

Doing Business in China

As a result of our operations in China, the Chinese government may influence our operations from time to time, which could result in a material change in our operations and/or the value of our securities. For example, the Chinese government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company.

Furthermore, the Chinese government has also recently indicated an intent to exert more oversight and control over securities offerings and other capital markets activities that are conducted outside of China and over foreign investment in China-based companies. Any such action, once taken by the Chinese government, could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or in extreme cases, become worthless. Recently, the Chinese government initiated a series of regulatory actions and statements to regulate business operations in China, including enforcement actions against illegal activities in the securities market, enhancing supervision over China-based companies listed outside of China using the variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement. For example, on July 6, 2021, the relevant PRC government authorities made public the Opinions on Intensifying Crack-Down on Illegal Securities Activities. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies and proposed to take measures, such as promoting the construction of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. On September 24, 2024, the Cyberspace Administration of China, the “CAC”, released the Administrative Regulations on Cyber Data Security, the “Cyber Data Security Regulations”, which became effective on January 1, 2025, which requires, among others, that a prior cybersecurity review should be required for listing abroad of data processors which process over one million users’ personal information which affects or may affect national security.

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

7 | Page

Permissions Required from the PRC Authorities for Our Operations

We conduct our business primarily through our subsidiary Genesis, which owns interests in eight Sino-joint ventures and seven wholly owned subsidiaries in the PRC. Our operations in China are governed by PRC laws and regulations. As of the date of this report, these entities have obtained the requisite licenses and permits from the PRC government authorities that are material for their business operations, including, among others, certain business licenses, approvals for the establishment of enterprises with foreign investment, approvals for overseas direct investment and environmental and occupational safety and health approvals. However, given the uncertainties of interpretation and implementation of relevant laws and regulations and the enforcement practice by relevant government authorities, we may be required to obtain additional licenses, permits, filings or approvals for the functions and services of our platform in the future.

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

The Trial Measures provide the CSRC with the authority to warn, fine, and issue injunctions against PRC domestic companies, their controlling shareholders, advisors, and other responsible persons in connection with a listing or offering securities (collectively, the “Subject Entities”), as well as individuals directly responsible for these Subject Entities (the “Subject Individuals”). In cases of serious violation, the relevant responsible persons may be prohibited from entering the securities market by the CSRC and may be held criminally liable. For failure to comply with the Trial Measures Negative List or the Trial Measures Filing Obligations, or supply materially false or misleading statements in the filing and reporting required by the Trial Measures, PRC domestic companies and their controlling shareholders, if the controlling shareholders induced the PRC domestic companies’ failure to comply, severally, may face warnings, injunctions to comply, and fines between RMB 1.0 million and RMB 10.0 million. The Subject Individuals in these entities may, severally, face warnings and fines between RMB 0.5 million and RMB 5.0 million. Advisors in listings or offerings of securities that failed to dutifully advise the PRC domestic companies and their controlling shareholders in complying with the Trial Measures and caused such failures to comply can face warnings and fines between RMB 0.5 million and RMB 5.0 million. The Subject Individuals of these advisor entities may, severally, face warnings and fines between RMB 0.2 million and RMB 2.0 million.

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

8 | Page

Therefore, in connection with our business operations and issuance or offering of securities to foreign investors, under currently effective PRC laws, regulations, and rules, and taking the Trial Measures into account, as of the date of this report, we and our PRC subsidiaries (i) are not required to obtain permissions from, or complete the filing procedures with, the CSRC for our prior issuances and offerings of securities to foreign investors which were completed before the date of implementation of the Trial Measures, but are required to go through filing procedures with CSRC for our future issuances or offerings of securities (including shares, depository receipts, corporate bonds convertible into shares and other equity securities) to foreign investors if we meet certain conditions set forth in the Trial Measures to be considered as an indirect overseas offering and listing by a PRC domestic company, and (ii) are not required to go through cybersecurity review by the CAC for our prior issuance and offering of securities to foreign investors, but may be required to obtain certain prior permission, filing, approval, and/or other administrative requirements of other PRC government authorities in connection with our further issuance or offering of securities to foreign investors. If we and our subsidiaries are deemed to be a critical information infrastructure operator, or CIIO, or a network platform operator, whose network product or service purchasing or data processing activities affect or may affect national security, we would be required to go through a cybersecurity review by the CAC. As of the date of this annual report, neither we nor any of our subsidiaries have been identified as a CIIO by any government authority, involved in any investigations or become subject to a cybersecurity review by the CAC based on the Cybersecurity Review Measures. However, there might remain some uncertainty as to how relevant rules published by the PRC government authorities will be interpreted or implemented, and our opinions summarized above are subject to any new laws, rules, and regulations or detailed implementations and interpretations in any form. We cannot assure you that the relevant PRC government authorities, including the CSRC and the CAC, would reach the same conclusion and hence, we may face regulatory actions or other sanctions from them. For more details, see “Item 1A. Risk Factors—Risks Relating to Doing Business in China — The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries; such oversight could result in a material change in our operations and/or the value of our securities or could significantly limit our ability to offer or continue to offer securities and/or other securities to investors and cause the value of such securities to significantly decline.” and “Item 1A - Risk Factors — Risks Relating to Doing Business in China—The approval of and filing with the CSRC or other PRC government authorities may be required in connection with our offshore offerings under PRC law, and, if required, we cannot predict whether or for how long we will be able to obtain such approval or complete such filing.”

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

We may rely on dividends and other distributions on equity paid by our PRC subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders or to service any debt we may incur. If any of our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Under PRC laws and regulations, our PRC subsidiaries may pay dividends only out of their respective accumulated profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund a certain statutory reserve fund, until the aggregate amount of such fund reaches 50% of its registered capital. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to an enterprise expansion fund, or a staff welfare and bonus fund. Such reserve funds and discretionary funds cannot be distributed to us as dividends. In addition, registered share capital and capital reserve accounts are also restricted from withdrawal in the PRC, up to the amount of net assets held in each operating subsidiary. The amounts restricted include the paid-up capital and the statutory reserve funds of our PRC subsidiaries, totaling RMB 504.7 million, RMB 508.8 million, RMB 514.0 million and RMB 522.3 million as of December 31, 2021, 2022, 2023 and 2024, respectively.

9 | Page

Under PRC law, China Automotive may provide funding to its PRC subsidiaries by making capital contributions or providing loans.

During the fiscal years ended December 31, 2021, 2022, 2023 and 2024, the Company received loans which were interest free from its subsidiaries in the aggregate amount of $2.5 million, $6.1 million, $5.8 million and $16.9 million, respectively, and no principal was repaid in such years.

Although the Company announced and paid a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014, and a special cash dividend of $0.8 per common share to the Company’s shareholders of record as of the close of business on July 30, 2024, it does not anticipate paying any other cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Company’s board of directors deems relevant.

INTELLECTUAL PROPERTY RIGHTS

Intellectual Property rights, “IP,” are important in helping the Company maintain its competitive position. Currently, the Company owns IP rights, including two trademarks covering automobile parts, “HL” and “JL,” and more than eighty-five patents registered in China covering power steering technology. The Company is in the process of integrating new advanced technologies such as electronic chips in power steering systems into its current production line and is pursuing aggressive strategies in technology to maintain a competitive edge within the automobile industry. In December 2009, the Company, through Henglong, formed Testing Center and cooperated with Nanyang Ind. Co. Ltd. and Tsinghua University to engage in the research and development of new products, such as Electric Power Steering, “EPS”, integral rack and pinion power steering and high pressure power steering, to optimize current products design and to develop new, cost-saving manufacturing processes. In January 2015, Hubei Henglong formed Shanghai Henglong, which mainly engages in the design and sale of automotive electronics, to capture the market opportunities for EPS, which were included in traditional hydraulic power steering products by many automobile makers. In November 2017, Hubei Henglong formed Jingzhou Qingyan Intelligent Automotive Technology Research Institute Co., Ltd., “Jingzhou Qingyan”, which mainly engages in the research and development of intelligent automotive technology. In August 2018, Hubei Henglong established a non-wholly owned subsidiary, Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. In March 2019, Hubei Henglong established a non-wholly owned subsidiary, Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co. Ltd., “Changchun Hualong”, which mainly engages in design and R&D of automotive parts. In April 2021, Hubei Henlgong acquired 100.0% of the equity interests of Wuhu Henglong Automotive Steering Systems Co., Ltd., “Wuhu”, which mainly engages in the production and sales of automobile steering systems. Jingzhou Qingyan deregistered from the local business administration on June 22, 2023. In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products.

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

10 | Page

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

CUSTOMERS

The Company’s five largest customers represented 56.9% of the Company’s total sales for the year ended December 31, 2024. The following table sets forth information regarding the Company’s five largest customers.

Percentage of Total
Name of Major Customers	Revenue in 2024
Stellantis N.V.	20.3%
BYD Auto Co., Ltd.	18.2%
Mahindra & Mahindra Ltd.	6.8%
Chery Automobile Co., Ltd.	6.5%
Hubei Hongrun Intelligent System Co., Ltd. “Hubei Hongrun”	5.1%
Total	56.9%

The Company primarily sells its products to the above-mentioned customers, and also has excellent relationships with them, including serving as their first-rank supplier and developer for product development for new models. While the Company intends to continue to focus on retaining and winning this business, it cannot ensure that it will succeed in doing so. It is difficult to keep doing business with the above-mentioned OEM customers as a result of severe price competition and customers’ diversification of their supply base. The Company’s business would be materially and adversely affected if it loses one or more of these major customers.

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

11 | Page

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

EMPLOYEES AND FACILITIES

As of December 31, 2024, the Company employed approximately 4,370 persons, including approximately:

●912 by Henglong, including Testing Center formed by Henglong;
●732 by Jiulong;
●100 by Shenyang;
●134 by Wuhu;
●354 by Jielong;
●371 by Wuhan Chuguanjie;
●815 by Hubei Henglong;
●25 by HLUSA;
●2 by Chongqing Henglong;
●76 by Brazil Henglong;
●712 by Henglong KYB;
●91 by Wuhan Hyoseong;
●1 by Wuhu Hongrun;
●21 by Changchun Hualong; and
●24 by Zhirong

As of December 31, 2024, Henglong, Jiulong, Shenyang, Chongqing, Wuhan Chuguanjie, Hubei Henglong and Wuhu had a manufacturing and administration area of 111,211 square meters, 39,478 square meters, 35,354 square meters, 57,849 square meters, 53,675 square meters, 280,254 square meters and 83,705 square meters, respectively.

Hubei Province, which is home to Dongfeng, one of the largest automakers in China, provides an ample supply of inexpensive but skilled labor to automotive-related industries. The annual production of one of the Company’s main products, power steering gears, was approximately 10.8 million units and 9.8 million units in 2024 and 2023, respectively. Although the production process continues to rely heavily on manual labor, the Company has invested substantially in high-level production machinery to improve capacity and production quality. Approximately $63.9 million was spent over the last three years to purchase professional-grade equipment and extend workshops.

12 | Page

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

The Company’s purchases from its ten largest suppliers represented in the aggregate 26.9% of all components and raw materials it purchased for the year ended December 31, 2024, and none of them provided more than 10% of total purchases.

All components and raw materials are available from numerous sources. The Company has not, in recent years, experienced any significant shortages of manufactured components or raw materials and normally does not carry inventories of these items in excess of what is reasonably required to meet its production and shipping schedules.

RESEARCH AND DEVELOPMENT

The Company owns the Testing Center, a Hubei Provincial-Level technical center, which has been approved by the Hubei Economic Commission, primarily focusing on steering system R&D, tests, production process improvement and new material and production methodology application. It was deregistered in January 2025.

In addition, the Company has formed Shanghai Henglong to engage in the design and sale of automotive electronics, including key parts of EPS.

The Company believes that its engineering and technical expertise, together with its emphasis on continuing research and development, allow it to use the latest technologies, materials and processes to solve problems for its customers and to bring new, innovative products to market. The Company believes that continued research and development activities, including engineering, are critical to maintaining its pipeline of technologically advanced products. The Company has aggressively managed costs in other portions of its business in order to increase its total expenditures for research and development activities, including engineering, at approximately $27.6 million and $29.2 million for the years ended December 31, 2024 and 2023, respectively. In 2024 and 2023, the sales of such newly developed products accounted for about 38.9% and 33.8%, respectively, of total sales.

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

13 | Page

CHINESE AUTOMOBILE INDUSTRY

The Company is a supplier of automotive parts and most of its operations are located in China. An increase or decrease in the output and sales of Chinese vehicles could result in an increase or decrease of the Company’s results of operations. According to the latest statistics from the China Association of Automobile Manufacturers, “CAAM”, the output and sales volume of passenger vehicles in 2024 was 27.5 million and 27.6 million units respectively, an increase of 5.3% and 5.6%, respectively, compared to 2023. The output and sales volume of commercial vehicles in 2024 was 3.8 million and 3.9 million units, respectively, a decrease of 4.9% and 3.2%, respectively, compared to 2023. In 2024, the Company’s sales of steering gears for passenger vehicles increased by 21.0% and the sales of steering gears for commercial vehicles decreased by 12.9%, compared to 2023 in China.

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

During the years ended December 31, 2024 and 2023, the Company did not make any material capital expenditures relating to environmental compliance.

FINANCIAL INFORMATION AND GEOGRAPHIC AREAS

Financial information about sales and long-term assets by major geographic region can be found in Note 26, “Segment Reporting” to the consolidated financial statements in this Report. The following table summarizes the percentage of sales and total assets by major geographic regions:

	Net Sales		Long-term assets
	Year Ended December 31,		As of December 31,
	2024	2023	2024	2023
Geographic region:
China	68.2%	65.1%	95.6%	98.7%
United States	16.6	19.3	0.2	0.5
Other foreign countries	15.2	15.6	4.2	0.8
Total consolidated	100.0%	100.0%	100.0%	100.0%

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

For the year ended December 31, 2024, approximately 20.3%, 18.2%, 6.8%, 6.5% and 5.1% of the Company’s sales were to Stellantis N.V., BYD Auto Co., Ltd., Mahindra & Mahindra Ltd., Chery Automobile Co., Ltd. and Hubei Hongrun, the Company’s five largest customers in 2024, respectively. In total, these five customers accounted for 56.9% of total sales in 2024. For the year ended December 31, 2023, approximately 17.2%, 6.4%, 6.1%, 5.5% and 5.2% of the Company’s sales were to Stellantis N.V., BYD Auto Co., Ltd., Hubei Hongrun, Mahindra & Mahindra Ltd. and Chery Automobile Co., Ltd., the Company’s five largest customers in 2023, respectively. In total, these five customers accounted for 40.4% of total sales in 2023. The loss of, or significant reduction in purchases by, one or more of these major customers could adversely affect the Company’s business.

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

The Company’s management controls approximately 64.76% of its outstanding common stock and may have conflicts of interest with the Company’s minority stockholders.

As of December 31, 2024, members of the Company’s management beneficially own approximately 64.76% of the outstanding shares of the Company’s common stock. As a result, except for the related party transactions that require approval of the Audit Committee of the board of directors of the Company, these majority stockholders have control over decisions to enter into any corporate transaction, which could result in the approval of transactions that might not maximize overall stockholders’ value. Additionally, these stockholders control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock. The interests of these majority stockholders may at times conflict with the interests of the Company’s other stockholders. The Company regularly engages in transactions with entities controlled by one or more of its officers and directors, including those controlled by Mr. Hanlin Chen, the chairman of the board of directors of the Company and its controlling stockholder.

17 | Page

There is a limited public float of the Company’s common stock, which can result in the Company’s stock price being volatile and prevent the realization of a profit on resale of the Company’s common stock or derivative securities.

There is a limited public float of the Company’s common stock. As of December 31, 2024, approximately 35.24% of the Company’s outstanding common stock is considered part of the public float. The term “public float” refers to shares freely and actively tradable on the NASDAQ Capital Market and not owned by officers, directors or affiliates, as such term is defined under the Securities Act. As a result of the limited public float and the limited trading volume on some days, the market price of the Company’s common stock can be volatile, and relatively small changes in the demand for or supply of the Company’s common stock can have a disproportionate effect on the market price for its common stock. This stock price volatility could prevent a security holder seeking to sell the Company’s common stock or derivative securities from being able to sell them at or above the price at which the stock or derivative securities were bought, or at a price which a fully liquid market would report.

The Company is subject to penny stock regulations and restrictions.

The SEC has adopted regulations which generally define so-called “penny stock” as an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of December 31, 2024, the closing price for the Company’s common stock was $4.10. If the Company’s stock is a “penny stock”, it may become subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”, the “Penny Stock Rule.” This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors,” generally, individuals with a net worth in excess of $1.0 million or annual incomes exceeding $0.2 million, or $0.3 million together with their spouses. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

Although the Company announced and paid a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014 and a special cash dividend of $0.8 per common share to the Company’s shareholders of record as of the close of business on July 30, 2024, it does not anticipate paying any other cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Company’s board of directors deems relevant.

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

19 | Page

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

The Chinese government has implemented various measures from time to time to adjust the rate of economic growth in the PRC. Some of these measures may have a negative effect on the Company over the short or long term. For example, in past years, to cope with high inflation and economic imbalances, the Chinese government has tightened monetary policy and implemented floating exchange rate policy. In addition, in order to alleviate some of the effects of unbalanced growth and social discontent, the Chinese government has enacted a series of social programs and anti-inflationary measures. These, in turn, have increased the costs on the financial and manufacturing sectors, without having alleviated the effects of high inflation and economic imbalances. The Chinese government’s macroeconomic policies, even if effected properly, may significantly slow down China’s economy or cause great social unrest, all of which would have a negative effect on the Company’s business and results of operations.

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

20 | Page

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

21 | Page

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

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate”. From July 2005 to December 2024, the exchange rate between the RMB and the U.S. dollar appreciated from RMB 1.00 to $0.1215 to RMB 1.00 to $0.1391. Any significant appreciation of the RMB is likely to decrease the income of export products and the cash flow of the Company.

Because the Chinese legal system is different from the legal system in the United States, the Company and its security holders’ legal protections may be limited.

The Chinese legal system is based on written statutes and their interpretation by the Supreme People’s Court. As the Chinese legal system is evolving rapidly, the interpretation, implementation and enforcement of laws and regulations involve uncertainties. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on the Company’s business operations. Moreover, interpretative case law does not have the same precedential value in China as in the United States, so legal compliance in China may be more difficult or expensive.

22 | Page

The Company may be subject to fines and legal sanctions imposed by State Administration of Foreign Exchange, the “SAFE”, or other Chinese government authorities if it or its Chinese directors or employees fail to comply with Chinese regulations relating to employee share options or shares granted by offshore listed companies to Chinese domestic individuals.

On December 25, 2006, the People’s Bank of China, or PBOC, issued the Administration Measures on Individual Foreign Exchange Control, and the corresponding Implementation Rules were issued by SAFE on January 5, 2007. Both of these regulations became effective on February 1, 2007. According to these regulations, all foreign exchange matters relating to employee stock holding plans, share option plans or similar plans with Chinese domestic individuals’ participation require approval from the SAFE or its authorized branch. On February 15, 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plan of Overseas Publicly Listed Company, replacing earlier rules promulgated in 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year and participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the mainland China subsidiaries of such overseas-listed company, and complete certain other procedures. In addition, an overseas-entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. As the Company is an oversea-listed company, its Chinese domestic directors and employees who are PRC citizens or who reside in China for a continuous period of not less than one year and who may be granted share options or shares shall become subject to these regulations. As of December 31, 2024, the Company has completed such SAFE registration and other related procedures according to PRC law. If the Company or its Chinese domestic directors or employees fail to comply with these regulations in the future, the Company or its Chinese domestic directors or employees may be subject to fines or other legal sanctions imposed by the SAFE or other Chinese government authorities.

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

The recent government regulations into business activities of U.S.-listed Chinese companies may negatively impact our operations.

China intends to improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading. China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China, or the CAC, has also opened a cybersecurity probe into several U.S.-listed tech companies focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data. If the Chinese government’s regulations expand, our operations may be negatively impacted in a significant way, although, presently, there is no discernible immediate impact.

23 | Page

The PCAOB had historically been unable to inspect our auditor in relation to their audit work performed for our financial statements and the inability of the PCAOB to conduct inspections of our auditor in the past has deprived our investors with the benefits of such inspections.

Our auditor, the independent registered public accounting firm that issued the audit report included elsewhere in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. The auditor is located in mainland China, a jurisdiction where the PCAOB was historically unable to conduct inspections and investigations completely before 2022. As a result, we and investors in the shares were deprived of the benefits of such PCAOB inspections. The inability of the PCAOB to conduct inspections of auditors in China in the past has made it more difficult to evaluate the effectiveness of our independent registered public accounting firm’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to the PCAOB inspections. On December 16, 2021, the PCAOB issued the HFCAA Determination Report, according to which our auditor is subject to the determinations that the PCAOB is unable to inspect or investigate completely. On December 15, 2022, the PCAOB issued a report that vacated its December 16, 2021 determination and removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. However, if the PCAOB determines in the future that it no longer has full access to inspect and investigate completely accounting firms in mainland China and Hong Kong, and we use an accounting firm headquartered in one of these jurisdictions to issue an audit report on our financial statements filed with the Securities and Exchange Commission, we and investors in our shares would be deprived of the benefits of such PCAOB inspections again, which could cause investors and potential investors in the shares to lose confidence in our audit procedures and reported financial information and the quality of our financial statements.

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

On December 16, 2021, the PCAOB issued a report to notify the SEC of its determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong and our auditor was subject to that determination. In 2022, the SEC conclusively listed us as a Commission-Identified Issuer under the HFCAA following the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2021. On December 15, 2022, the PCAOB removed mainland China and Hong Kong from the list of jurisdictions where it is unable to inspect or investigate completely registered public accounting firms. For this reason, we do not expect to be identified as a Commission-Identified Issuer under the HFCAA after we file this annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

The Company is dependent on information technology systems and infrastructure, “IT systems”, to conduct its business. The Company’s IT systems may be vulnerable to disruptions from human error, outdated applications, computer viruses, natural disasters, unauthorized access, cyber-attack and other similar disruptions. Any significant disruption, breakdown, intrusion, interruption or corruption of these systems or data breaches could cause the loss of data or intellectual property, equipment damage, downtime, and/or safety related issues and could have a material adverse effect on the Company’s business. The Company has, from time to time, experienced incidents related to its IT systems, and expect that such incidents will continue, including malware and computer virus outbreaks, unauthorized access, systems failures and disruptions. The Company has measures and defenses in place against such events, but the Company may not be able to prevent, immediately detect, or remediate all instances of such events. A material security breach or disruption of the Company’s IT systems could result in theft, unauthorized use, or publication of the Company’s intellectual property and/or confidential business information, harm the Company’s competitive position, disrupt the Company’s manufacturing, reduce the value of the Company’s investment in research and development and other strategic initiatives, impair the Company’s ability to access vendors and suppliers or otherwise adversely affect the Company’s business.

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

The recent government regulations into business activities of U.S.-listed Chinese companies may negatively impact our operations.

Certain PRC regulatory authorities issued Opinions on Strictly Cracking Down on Illegal Securities Activities, which were available to the public on July 6, 2021, which further emphasized their goal to strengthen the cross-border regulatory collaboration, to improve relevant laws and regulations on data security, cross-border data transmission, and confidential information management, and provided that efforts will be made to revise the regulations on strengthening the confidentiality and file management relating to the offering and listing of securities overseas, to implement the responsibility on information security of overseas listed companies, and to strengthen the standardized management of cross-border information provision mechanisms and procedures. China intends to improve regulation of cross-border data flows and security, crack down on illegal activity in the securities market and punish fraudulent securities issuance, market manipulation and insider trading. China will also check sources of funding for securities investment and control leverage ratios. The Cyberspace Administration of China has also opened a cyber security probe into several U.S.-listed tech companies focusing on anti-monopoly, financial technology regulation and more recently, with the passage of the Data Security Law, how companies collect, store, process and transfer data. If the Chinese government’s regulations expand, our operations may be negatively impacted in a significant way, although, presently, there is no discernible immediate impact.

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

Because a majority of our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The Chinese government may exercise significant oversight and discretion over the conduct of our business and may influence our operations from time to time, which could result in a material change in our operations and/or the value of our securities.

As a business operating in China, we are subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change from time to time. As a result, there remain uncertainties regarding the application, interpretation, and enforcement of new and existing laws and regulations in the PRC. Compliance with the complex and evolving PRC laws, regulations, and regulatory statements may be costly, and such compliance or any associated inquiries or investigations or any other government actions may:

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

The PRC government has significant oversight over the conduct of the business of our PRC subsidiaries and may influence our operations in mainland China, which may potentially result in a material adverse effect on our operations. The PRC government has published policies that significantly affect certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations.

27 | Page

The General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Intensifying Crack Down on Illegal Securities Activities, made available to the public on July 6, 2021, which call for strengthened regulation over illegal securities activities and supervision on overseas listings by China-based companies and propose to take effective measures, such as promoting the development of relevant regulatory systems to deal with the risks and incidents faced by China-based overseas-listed companies. The PRC government has indicated that it may exert more control or influence over offerings of securities conducted overseas. If the PRC authorities attempt to exercise such control or influence through regulation over our PRC subsidiaries, we could be required to restructure our operations to comply with such regulations or potentially cease operations in the PRC entirely, which could adversely affect our business, results of operations and financial condition. Moreover, any such action could significantly limit our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline.

Currently, these statements and regulatory actions have had no impact on our daily business operations, the ability to accept foreign investments and list our securities on a U.S. or other foreign exchange. However, there might remain some uncertainty as to how relevant rules published by the PRC government authorities will be interpreted or implemented, and the potential impact such modified or new laws and regulations will have on our daily business operations, the ability to accept foreign investments and list our securities on a U.S., Hong Kong, or other stock exchange.

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

28 | Page

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

Therefore, in connection with our business operations and the issuance or offering of securities to foreign investors, under currently effective PRC laws, regulations, and rules and taking the Trial Measures into account, as of the date of this annual report, we, our PRC subsidiaries, (i) are not required to obtain permissions from or complete the filing procedures with the CSRC for our historical issuance or offering of securities to foreign investors which has been completed before the date of implementation of the Trial Measures, but are required to go through filing procedures with CSRC for our future issuance or offering of securities, including shares, depository receipts, corporate bonds convertible into shares and other equity securities, to foreign investors if we meet certain conditions set forth in the Trial Measures to be considered as an indirect overseas offering and listing by a PRC domestic company, (ii) are not required to go through cybersecurity review by the CAC for our prior issuance or offering of securities to foreign investors, but may be required to obtain certain prior permission, filing,  approval and/or other administrative requirements of other PRC government authorities in connection with our further issuance or offering of securities to foreign investors. If we and our subsidiaries are deemed to be a critical information infrastructure operator, or CIIO, or a network platform operator, whose network product or service purchasing or data processing activities affect or may affect national security, we would be required to go through a cybersecurity review by the CAC.

As of the date of this annual report, neither we nor any of our subsidiaries have been identified as a CIIO by any government authority, involved in any investigations or become subject to a cybersecurity review by the CAC based on the Cybersecurity Review Measures. However, there might remain some uncertainty as to how relevant rules published by the PRC government authorities will be interpreted or implemented, and our opinions summarized above are subject to any new laws, rules, and regulations or detailed implementations and interpretations in any form. We cannot assure you that relevant PRC government authorities, including the CSRC and the CAC, would reach the same conclusion and hence, we may face regulatory actions or other sanctions from them.

29 | Page

The PRC government has significant oversight and discretion over the conduct of the business operations of our PRC subsidiaries or to exert control over any offering of securities conducted overseas and/or foreign investment in China-based issuers, and may influence our operations, may limit or completely hinder our ability to offer or continue to offer securities to investors, and may cause the value of such securities to significantly decline or be worthless, as the government deems appropriate to further regulatory, political and societal goals.

The PRC government may influence the operations of our PRC subsidiaries from time to time, which could result in a material change in our operations and/or the value of our securities. For example, the PRC government published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding any industry that could adversely affect the business, financial condition and results of operations of our company. For example, on December 28, 2021, the Cyberspace Administration of China, the “CAC”, adopted rules mandating that an issuer who is a “critical information infrastructure operator” or a “data processing operator” as defined therein and who possesses personal information of more than one million users, and intends to have its securities listed for trading in a foreign country must complete a cybersecurity review by the CAC. Alternatively, relevant governmental authorities in the PRC may initiate cyber security review if such governmental authorities determine an operator’s cyber products or services, data processing or potential listing in a foreign country affect or may affect national security. The rules became effective on February 15, 2022. Moreover, on July 7, 2022, the CAC promulgated the Measures for the Security Assessment of Cross-border Data Transmission, which came into effect on September 1, 2022, and will regulate the security assessment on the cross-border data transfer by data processor of important data and personal information collected and generated during operations within the PRC. According to these measures, personal data processors will be subject to security assessment conducted by the Cyberspace Administration of China prior to any cross-border transfer of data if the transfer involves (i) important data; (ii) personal information transferred overseas by operators of critical information infrastructure or a data processor that has processed personal data of more than one million persons; (iii) personal information transferred overseas by a data processor that has already provided personal data of 100,000 persons or sensitive personal data of 10,000 persons overseas since January 1 of the prior year; or (iv) other circumstances as requested by the Cyberspace Administration of China.

The new CAC rules do not appear to apply to the Company or its subsidiaries at this time. As of the date of this report, (i) the Company does not hold personal information of over one million users; (ii) the Company and its subsidiaries have not been informed by any PRC governmental authority of any requirement that it file for a cybersecurity review; (iii) data processed in the Company’s business does not have a bearing on national security and may not be classified as core or important data by the PRC governmental authorities; and (iv) none of the Company and its subsidiaries provides any important data, personal information or sensitive personal data outside the territory of PRC, therefore, the Company believes it is not required to pass cybersecurity review of CAC. If the Chinese government’s regulations enhance, our operations may be negatively impacted in a significant way, although, presently, there is no discernible immediate impact.

Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and changes in policies, laws and regulations in China could adversely affect us.

Our operations in China are governed by the PRC laws and regulations. We may be adversely affected by the complexity, uncertainties and changes in PRC laws and regulations regarding foreign investment and manufacturing, which could have a material adverse effect on our business and our ability to operate our business in China.

For example, two regulations relating to overseas offerings by domestic companies of equity shares, depository receipts, convertible corporate bonds, or other equity-like securities, and overseas listing of the securities for trading — namely the Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) and the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies — were released in December 2021 and February 2023. Pursuant to such regulations, a filing-based regulatory system would be implemented covering both direct and indirect overseas offering and listing, among which, (i) if an issuer listed in other overseas markets after overseas offerings, the issuer shall submit to the CSRC filing documents within three working days after such application is submitted; (ii) if an issuer issues overseas listed securities after listing abroad and issues such securities aiming at purchasing assets, the issuer shall submit to the CSRC filing documents within three working days after the issue is completed, however, if the assets purchased are domestic assets, the filing procedure shall be performed within three working days from the date of the first announcement of the transaction; and (iii) if the significant events, such as change of control and delisting, occur after the issuer’s overseas listing, it should report the details to CSRC within three working days from the date of occurrence. We may be required to file documents regarding the events listed in the regulations with the CRSC before or after the events occurred.

30 | Page

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

Most of the Company’s assets are located in China, the majority of its directors and officers are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of U.S. courts against the Company, its directors or officers based on the civil liability provisions of the securities laws of the United States or any state, or an original action brought in China based upon the securities laws of the United States or any state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law and other applicable laws, regulations, and interpretations based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our director and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Changes in political, business, economic and trade relations between the United States and China may have a material adverse impact on our business, results of operations and financial condition.

We cannot predict the possible changes in the economic, regulatory, social and political environment in the United States and China, nor can we predict their potential impact on political, economic and trade relations between the United States and China and on our business.

The United States and China have imposed new or higher tariffs on goods imported from each other, including tariff increases announced by both countries in early 2025. If the United States or China continues imposing such tariffs, or if additional tariffs or trade restrictions are implemented by the United States or by China, the resulting trade barriers could have a significant adverse impact on our business, including our sales to American customers. The adoption and expansion of tariffs, quotas and embargoes, sanctions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact our sales to American customers, our costs, our suppliers and the world economy in general, which in turn could have a material adverse effect on our business, results of operations and financial condition.

Additionally, China has enacted laws and regulations to respond to foreign sanctions and exterritorial measures. Changes in the laws and regulations of China may have a significant impact on our business, results of operations and financial condition. We cannot foresee whether and how developments in similar policy actions or any other policy actions taken by the U.S. or Chinese government will impact our business and financial performance.

Furthermore, the risks and uncertainties associated with U.S.-China political, business, economic and trade relations may negatively impact investor sentiment towards China-based companies listed in the U.S., which could in turn adversely affect the demand, price and trading volume of our shares.

31 | Page

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 1C.CYBERSECURITY.

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

We have not encountered cybersecurity risks, threats or incidents that have materially affected or are reasonably likely to materially affect the Company, our business strategy, results of operations, or financial condition during the financial year ended December 31, 2024.

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

		Total Area	Building Area	Original Cost of
Name of Entity	Product	(sq.m.)	(sq.m.)	Equipment	Site
Henglong	Automotive Parts	97,818	20,226	$62,573	Jingzhou City, Hubei Province
		13,393	13,707	$—	Wuhan City, Hubei Province
Jiulong	Power Steering Gear	39,478	24,734	$41,027	Jingzhou City, Hubei Province
Shenyang	Automotive Steering Gear	35,354	18,041	$5,869	Shenyang City, Liaoning Province
Chongqing	Power Steering Gear	57,849	22,812	$3,401	Chongqing City
Jielong (1)	Electric Power Steering	—	—	$11,030	Jingzhou City, Hubei Province
Wuhan Chuguanjie	Electric Power Steering	53,675	44,054	$8,315	Wuhan City, Hubei Province
Henglong KYB (1)	Automotive Steering Gear	—	—	$21,409	Jingzhou City, Hubei Province
Hubei Henglong	Automotive Steering Gear	280,254	137,104	$71,625	Jingzhou City, Hubei Province
Wuhu	Automotive Steering Gear	83,705	27,288	$5,371	Wuhu City, Anhui Province
Wuhu Hongrun(1)	High Polymer Materials	—	—	$1,033	Wuhu City, Anhui Province
Total		661,526	307,966	$231,653
(1)	Jielong, Henglong KYB and Wuhu Hongrun do not own land use rights or buildings by themselves. They rent buildings from Jiulong, Hubei Henglong and Wuhu, respectively.

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

32 | Page

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

On November 12, 2024, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing markets prices not to exceed $5.50 per share through November 15, 2025. During the year ended December 31, 2024, the Company repurchased 15,000 shares of common stock at an average price of $4.53 per share for a total of $68,006 paid under such program in December.

STOCKHOLDERS

The Company’s common shares are issued in registered form. Securities Transfer Corporation in Frisco, Texas is the registrar and transfer agent for the Company’s common stock. As of December 31, 2024, there were 32,338,302 shares of the Company’s common stock (including 2,167,600 shares of the Company’s treasury stock) issued and the Company had approximately 60 stockholders of record.

DIVIDENDS

Although the Company announced and paid a special cash dividend of $0.18 per common share to the Company’s shareholders of record as of the close of business on June 26, 2014 and a special cash dividend of $0.8 per common share to the Company’s shareholders of record as of the close of business on July 30, 2024, the Company does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings, if any, to finance operations and the expansion of its business. Any future determination to pay cash dividends will be at the discretion of the Company’s board of directors and will be based upon the Company’s financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the Company’s board of directors deems relevant.

34 | Page

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The securities authorized for issuance under equity compensation plans on December 31, 2024 are as follows:

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

GENERAL OVERVIEW

China Automotive Systems, Inc., including, when the context so requires, its subsidiaries and the subsidiaries’ interests in the Sino-foreign joint ventures described below, is referred to herein as the “Company.” The Company, through its Sino-foreign joint ventures, engages in the manufacture and sales of automotive systems and components in the People’s Republic of China, the “PRC,” or “China.” Genesis, a company incorporated on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, is a wholly-owned subsidiary of the Company. Henglong USA Corporation, “HLUSA,” which was incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after sales service and research and development support. Furthermore, the Company owns the following aggregate net interests in the subsidiaries incorporated in the PRC and Brazil as of December 31, 2024 and 2023.

	Aggregate Net Interest
	December 31,	December 31,
Name of Entity	2024	2023
Henglong	100.00%	100.00%
Jiulong	100.00%	100.00%
Shenyang	70.00%	70.00%
Wuhu	100.00%	100.00%
Jielong	85.00%	85.00%
Hubei Henglong	100.00%	100.00%
Testing Center	100.00%	100.00%
Chongqing Henglong	70.00%	70.00%
Brazil Henglong	94.19%	95.84%
Wuhan Chuguanjie	85.00%	85.00%
Shanghai Henglong	100.00%	100.00%
Henglong KYB	60.00%	66.60%
Wuhan Hyoseong	51.00%	51.00%
Wuhu Hongrun	62.00%	62.00%
Changchun Hualong	100.00%	100.00%
Zhirong	100.00%	100.00%

35 | Page

RESULTS OF OPERATIONS

Selected highlights from our operations (in thousands of U.S. dollars):

	2024	2023	Change	Change%
Net product sales	$650,935	$576,354	$74,581	12.9%
Cost of products sold	541,751	472,603	69,148	14.6
Net gain on other sales	4,303	5,788	(1,485)	(25.7)
Selling expenses	17,855	15,610	2,245	14.4
General and administrative expenses	27,728	25,503	2,225	8.7
Research and development expenses	27,649	29,181	(1,532)	(5.2)
Other income, net	5,776	5,345	431	8.1
Interest expense	1,813	1,021	792	77.6
Financial expense /(income), net	87	(4,666)	4,753	(101.9)
Income taxes	5,892	5,137	755	14.7
Net income	37,899	42,738	(4,839)	(11.3)
Net income attributable to non-controlling interest	7,897	5,050	2,847	56.4
Net income attributable to parent company’s common shareholders	29,979	37,658	(7,679)	(20.4)%

Net Product Sales and Cost of Products Sold

For the years ended December 31, 2024 and 2023, net sales and cost of sales are summarized as follows (figures are in thousands of USD):

	Net Sales				Cost of sales
	2024	2023	Change		2024	2023	Change
Henglong	$325,866	$271,501	$54,365	20.0%	$297,555	$245,733	$51,822	21.1%
Jiulong	71,571	69,926	1,645	2.4	61,957	58,120	3,837	6.6
Wuhu	44,843	37,851	6,992	18.2	45,158	36,542	8,616	23.6
Hubei Henglong	105,426	115,883	(10,457)	(9.0)	87,736	98,210	(10,474)	(10.7)
Henglong KYB	188,221	147,989	40,232	27.2	164,608	127,713	36,895	28.9
Brazil Henglong	51,013	48,255	2,758	5.7	42,490	39,690	2,800	7.1
Other Entities	138,520	112,131	26,389	23.5	114,468	90,491	23,977	26.5
Total segment	925,460	803,536	121,924	15.2	813,972	696,499	117,473	16.9
Eliminations	(274,525)	(227,182)	(47,343)	(20.8)	(272,221)	(223,896)	(48,325)	(21.6)
Total	650,935	576,354	74,581	12.9%	541,751	472,603	69,148	14.6%

Net Product Sales

Net product sales were $650.9 million for the year ended December 31, 2024, as compared to $576.4 million for the year ended December 31, 2023, representing an increase of $74.5 million, or 12.9%, mainly due to the Company’s increased sales of electric power steerings, “EPS”.

Net sales of traditional steering products were $397.9 million for the year ended December 31, 2024, which is generally consistent with $381.6 million for 2023. Net sales of EPS were $253.0 million for the year ended December 31, 2024, compared to $194.8 million for 2023, representing an increase of $58.2 million, or 29.9%. As a percentage of net sales, the sales of EPS were 38.9% for the year ended December 31, 2024, compared to 33.8% for 2023.

The increase in net product sales was mainly due to the offsetting effects of the increase in sales volume of passenger vehicles and decline in demand of commercial vehicles.

36 | Page

Further analysis is as follows:

—	Henglong mainly engages in providing passenger vehicle steering systems. Net sales for Henglong were $325.9 million for the year ended December 31, 2024, compared with $271.5 million for the year ended December 31, 2023, representing an increase of $54.4 million, or 20.0%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.
—	Jiulong mainly engages in providing commercial vehicle steering systems. Net sales for Jiulong were $71.6 million for the year ended December 31, 2024, compared with $69.9 million for the year ended December 31, 2023, representing an increase of $1.7 million, or 2.4%. The increase was mainly due to the increasing demand of commercial vehicles.
—	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net sales for Wuhu were $44.8 million for the year ended December 31, 2024, compared with $37.9 million for the year ended December 31, 2023, representing an increase of $6.9 million, or 18.2%. The increase was mainly due to the increase sales volume of products used in passenger vehicles from Chery.
—	Hubei Henglong mainly engages in providing vehicle steering systems to Stellantis N.V. and Ford. Net sales for Hubei Henglong were $105.4 million for the year ended December 31, 2024, compared with $115.9 million for the year ended December 31, 2023, representing a decrease of $10.5 million, or 9.0%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Stellantis N.V.
—	Henglong KYB mainly engages in providing passenger EPS products. Net sales for Henglong KYB were $188.2 million for the year ended December 31, 2024, compared with $148.0 million for the year ended December 31, 2023, representing an increase of $40.2 million, or 27.2%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
—	Brazil Henglong mainly provides steering systems to Stellantis N.V. Net product sales for Brazil Henglong were $51.0 million for the year ended December 31, 2024, compared to $48.3 million for the year ended December 31, 2023, representing an increase of $2.7 million, or 5.7%. The increase was mainly due to the increase in demand of Stellantis N.V.
—	Net product sales for other entities were $138.5 million for the year ended December 31, 2024, compared with $112.1 million for the year ended December 31, 2023, representing an increase of $26.4 million, or 23.5%. The increase was mainly due to the increases in sales volume from Wuhan Hyoseong.

Cost of Products Sold

For the year ended December 31, 2024, the cost of sales was $541.8 million, compared with $472.6 million for the year ended December 31, 2023, representing an increase of $69.2 million, or 14.6%. The increase in cost of sales was mainly due to the increase in sales volume and increase in unit cost. Further analysis is as follows:

—	Cost of sales for Henglong was $297.6 million for the year ended December 31, 2024, compared to $245.7 million for the year ended December 31, 2023, representing an increase of $51.9 million, or 21.1%. The increase was mainly due to the increase in sales volumes and the increase in unit cost.
—	Cost of sales for Jiulong was $62.0 million for the year ended December 31, 2024, compared to $58.1 million for the year ended December 31, 2023, representing an increase of $3.9 million, or 6.6%. The increase was mainly due to the increase in sales volumes and the increase in unit cost.
—	Cost of sales for Wuhu was $45.2 million for the year ended December 31, 2024, compared to $36.5 million for the year ended December 31, 2023, representing an increase of $8.7 million, or 23.6%. The increase was mainly due to the increase in sales volumes and the increase in unit cost.

37 | Page

—	Cost of sales for Hubei Henglong was $87.7 million for the year ended December 31, 2024, compared to $98.2 million for the year ended December 31, 2023, representing a decrease of $10.5 million, or 10.7%. The decrease was mainly due to the decrease in sales volumes and the increase in unit cost.
—	Cost of sales for Henglong KYB was $164.6 million for the year ended December 31, 2024, compared to $127.7 million for the year ended December 31, 2023, representing an increase of $36.9 million, or 28.9%. The increase was mainly due to the increase in sales volumes and the increase in unit cost.
—	Cost of products sold for Brazil Henglong was $42.5 million for the year ended December 31, 2024, compared to $39.7 million for the year ended December 31, 2023, representing an increase of $2.8 million, or 7.1%. The increase was mainly due to the increase in sales volumes.
—	Cost of products sold for other entities was $114.5 million for the year ended December 31, 2024, compared to $90.5 million for the year ended December 31, 2023, representing an increase of $24.0 million, or 26.5%. The increase was mainly due to the increase in sales volumes.

Gross margin was 16.8 % for the year ended December 31, 2024, which has decreased compared with 18.0% for the year ended December 31, 2023, mainly due to the price cutting requirements from OEMs.

Net Gain on Other Sales

Gain on other sales mainly consisted of rental income and sales of materials. For the year ended December 31, 2024, gain on other sales amounted to $4.3 million, compared to $5.8 million for the year ended December 31, 2023, representing a decrease of $1.5 million, or 25.7%, which was mainly due to the decrease of sales of materials.

Selling Expenses

For the years ended December 31, 2024 and 2023, selling expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2024	2023	Increase/(Decrease)	Percentage
Transportation expense	$6,106	$5,705	$401	7.0%
Marketing and office expense	4,839	3,526	1,313	37.2
Salaries and wages	3,510	3,249	261	8.0
Warehousing and inventory handling expenses	3,028	2,508	520	20.7
Other expense	372	622	(250)	(40.2)
Total	$17,855	$15,610	$2,245	14.4%

Selling expenses were $17.9 million for the year ended December 31, 2024, compared to $15.6 million for the year ended December 31, 2023, representing an increase of $2.2 million, or 14.4%, which was mainly due to an increase in marketing and office expense.

38 | Page

General and Administrative Expenses

For the years ended December 31, 2024 and 2023, general and administrative expenses are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2024	2023	Increase/(Decrease)	Percentage
Salaries and wages	$12,802	$11,216	$1,586	14.1%
Allowances for credit losses	(953)	1,564	(2,517)	(160.9)
Office expense	5,806	4,121	1,685	40.9
Labor insurance expense	2,299	2,199	100	4.5
Depreciation and amortization expense	1,782	1,928	(146)	(7.6)
Listing expenses (1)	1,384	1,303	81	6.2
Property and other taxes	2,717	1,597	1,120	70.1
Maintenance and repair expenses	1,431	1,012	419	41.4
Other expense	460	563	(103)	(18.3)
Total	$27,728	$25,503	$2,225	8.7%
(1)	Listing expenses consisted of the costs associated with legal, accounting and auditing fees for operating a public company.

General and administrative expenses were $27.7 million for the year ended December 31, 2024, as compared to $25.5 million for the year ended December 31, 2023, representing an increase of $2.2 million, or 8.7%, which was mainly due to the increase of salaries and wages, office expense, property and other taxes.

Research and Development Expenses

Research and development expenses, “R&D” expenses, were $27.6 million for the year ended December 31, 2024 as compared to $29.2 million for the year ended December 31, 2023, representing a decrease of $1.6 million, or 5.2%, which was mainly due to the decreased miscellaneous expenses related to R&D.

Other Income, Net

Other income, net was $5.8 million for the year ended December 31, 2024, as compared to $5.3 million for the year ended December 31, 2023, representing an increase of $0.5 million, which was mainly due to the increase from government subsidies.

Interest Expense

Interest expense was $1.8 million for the year ended December 31, 2024, which increases $0.8 million compared with $1.0 million for the year ended December 31, 2023.

Financial Expense/(Income), net

Financial expense, net was $0.09 million for the year ended December 31, 2024, as compared to financial income, net of $4.7 million for the year ended December 31, 2023, representing an increase in financial expense of $4.8 million, which was primarily due to an increase in the foreign exchange losses due to the foreign exchange volatility.

Income Taxes

Income tax expense was $5.9 million for the year ended December 31, 2024, as compared to $5.1 million for the year ended December 31, 2023, representing an increase of $0.8 million, or 14.7%, which was mainly due to the valuation allowance reversed and a one-time income tax expense settlement for the subsidiaries in the PRC and the U.S. this year.

39 | Page

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $7.9 million for the year ended December 31, 2024, compared to net income attributable to non-controlling interests of $5.1 million for the year ended December 31, 2023, representing an increase in net income attributable to non-controlling interests of $2.8 million.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $30.0 million for the year ended December 31, 2024, compared to $37.7 million for the year ended December 31, 2023, representing a decrease in net income attributable to parent company’s common shareholders of $7.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of December 31, 2024, the Company had cash and cash equivalents and short-term investments of $84.5 million, compared with $125.7 million as of December 31, 2023, representing a decrease of $41.2 million.

The Company had working capital, total current assets less total current liabilities, of $146.2 million as of December 31, 2024, compared with $180.3 million as of December 31, 2023, representing a decrease of $34.1 million, or 18.9%.

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

The Company had short-term loans of $72.6 million, long-term loans of $0.1 million (See Note 11) and bankers’ acceptance notes payable of $99.7 million as of December 31, 2024.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker's acceptances is expected to be reduced by approximately $14.9 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker's acceptances in the future, it may be required by the banks to provide additional mortgages of $14.9 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain lines of credit with a reduction of $9.7 million, which is 65.1%, the mortgage ratio, of $14.9 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

40 | Page

Bank Facilities

As of December 31, 2024, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD).

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available (2)	Used (3)	Value (4)
1. Comprehensive credit facilities	China CITIC Bank (1)	Jun-2026	103,639	79,608	25,068

2. Comprehensive credit facilities	Shanghai Pudong Development Bank(1)	Nov-2025	27,823	13,832	19,860

3. Comprehensive credit facilities	Hubei Bank(1)	Aug-2026	23,649	2,495	25,941

4. Comprehensive credit facilities	Chongqing Bank	Apr-2025	974	766	974

5. Comprehensive credit facilities	China Merchants Bank(1)	Jun-2027	13,911	7,604	—

6. Comprehensive credit facilities	Bank of China(1)	Nov-2025	13,911	4,174	—

7. Comprehensive credit facilities	Bank of China	Dec-2025	6,957	—	—

8. Comprehensive credit facilities	China CITIC Bank(1)	May-2025	4,173	1,945	—

9. Comprehensive credit facilities	China Everbright Bank(1)	Dec-2025	3,339	3,339	4,173

10. Comprehensive credit facilities	Hankou Bank(1)	May-2025	13,911	1,838	—

11. Comprehensive credit facilities	Industrial and Commercial Bank of China	Feb-2025	3,895	3,895	—
Total			$216,182	$119,496	$76,016
(1)	The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Hubei Bank are guaranteed by Chen Hanlin in addition to the above pledged assets. The comprehensive credit facilities with China Merchants Bank are guaranteed by Hubei Henglong. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong. The comprehensive credit facilities with Hankou Bank are guaranteed by Hubei Henglong. The comprehensive credit facilities with China Everbright Bank are guaranteed by Hubei Henglong in addition to the above pledged assets.
(2)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(3)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans, notes payable or derivatives during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $58.0 million, notes payable of $60.2 million and letter of credit of $1.2 million as of December 31, 2024.
(4)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of December 31, 2024, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $116.8 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

41 | Page

The Company renewed its existing short-term loans and borrowed new loans during 2024 at annual interest rates ranging from 0.40% to 7.44%, and the Company’s loan terms range from 2 months to 36 months. The large spread in interest rates was due to the different lenders. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

1.	Land use rights and buildings with an assessed value of approximately $26.6 million as security for its comprehensive credit facility with China CITIC Bank Wuhan Branch.
2.	Land use rights and buildings with an assessed value of approximately $14.8 million as security for its revolving comprehensive credit facility with Shanghai Pudong Development Bank.
3.	Equipment with an assessed value of approximately $64.9 million as security for its revolving comprehensive credit facility with Hubei Bank.
4.	Land use rights and buildings with an assessed value of approximately $8.7 million as security for its revolving comprehensive credit facility with China Everbright Bank.
5.	Buildings with an assessed value of approximately $1.8 million as security for its comprehensive credit facility with Chongqing Bank.

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

	(in thousands of USD)
		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	Years
Loans including interest payable	$73,241	$73,091	$150	$—	$—
Notes payable (1)	99,748	99,748	—	—	—
Taxes payable and withholding tax liabilities due to U.S. Tax Reform (See Note 14)	8,781	8,781	—	—	—
Obligation for investment contract (2)	3,756	3,060	696	—	—
Other contractual purchase commitments, including service agreements	30,017	26,884	3,133	—	—
Total	$215,543	$211,564	$3,979	$—	$—
(1)	Notes payable do not bear interest.
(2)	In October 2024, Hubei Henglong entered into an agreement with other parties to establish an associate company, “Jingzhou Jinyu Hotel Management Co., Ltd”, “Jingzhou Jinyu”. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 15.0 million, equivalent to approximately $2.1 million. As of December 31, 2024, Hubei Henglong has paid RMB 7.0 million, equivalent to approximately $1.0 million, representing 14.5% of Jingzhou Jinyu. The remaining consideration of RMB 8.0 million, equivalent to approximately $1.1 million, will be paid in 2025.

In July 2024, Hubei Henglong entered into an agreement with other parties to establish an associate company, Shanghai IAT. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 20.0 million, equivalent to approximately $2.8 million. As of December 31, 2024, Hubei Henglong has paid RMB 10.0 million, equivalent to approximately $1.4 million, representing 25.0% of Shanghai IAT’s equity. The remaining consideration of RMB 10.0 million, equivalent to approximately $1.4 million, will be paid within two years after December 31, 2024.

42 | Page

In June 2023, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Mingzhi. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 30.0 million, equivalent to approximately $4.2 million. As of December 31, 2024, Hubei Henglong has paid RMB 21.0 million, equivalent to approximately $2.9 million, representing 19.74% of Suzhou Mingzhi’s equity. The remaining consideration of RMB 9.0 million, equivalent to approximately $1.3 million, will be paid in 2025.

Short-term Loans and Long-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of December 31, 2024 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
Bank of China	Working Capital	Mar 31, 2024	12	4,173	2.58%	Pay monthly	Mar 30, 2025

Industrial and Commercial Bank of China(1)	Working Capital	Feb 22, 2024	12	3,895	2.60%	Pay monthly	Feb 21, 2025

China CITIC Bank	Working Capital	Oct 25, 2024	12	4,173	3.00%	Pay monthly	Oct 25, 2025

China CITIC Bank	Working Capital	Apr 26, 2024	12	4,173	3.00%	Pay monthly	Apr 25, 2025

China CITIC Bank(1)	Working Capital	Mar 21, 2024	12	1,391	2.80%	Pay quarterly	Mar 20, 2025

China CITIC Bank	Working Capital	Jun 25, 2024	12	4,173	3.00%	Pay monthly	Jun 25, 2025

Chongqing Bank	Working Capital	Apr 14, 2022	36	10	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Apr 27, 2022	36	117	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	May 12, 2022	35	72	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	May 24, 2022	35	53	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jun 16, 2022	34	42	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jun 29, 2022	34	112	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jul 28, 2022	33	78	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jan 16, 2023	27	157	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Feb 20, 2023	26	19	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Mar 21, 2023	25	22	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank	Working Capital	Jul 18, 2023	21	15	3.25%	Pay semiannually	Apr 13, 2025

China CITIC Bank(1)	Working Capital	Feb 7, 2024	12	6,677	2.20%	Pay in arrear	Feb 6, 2025

China CITIC Bank(1)	Working Capital	Mar 29, 2024	12	4,173	2.24%	Pay in arrear	Mar 14, 2025

China CITIC Bank	Working Capital	Aug 7, 2024	12	5,147	1.55%	Pay in arrear	Aug 7, 2025

China CITIC Bank	Working Capital	Aug 22, 2024	12	2,504	1.55%	Pay in arrear	Aug 21, 2025

China CITIC Bank	Working Capital	Nov 26, 2024	12	2,087	1.65%	Pay in arrear	Nov 25, 2025

China CITIC Bank(1)	Working Capital	Feb 7, 2024	12	4,173	2.20%	Pay in arrear	Feb 6, 2025

China CITIC Bank(1)	Working Capital	Mar 29, 2024	12	4,173	2.24%	Pay in arrear	Mar 14, 2025

China CITIC Bank	Working Capital	Jul 31, 2024	12	4,118	1.55%	Pay in arrear	Jul 30, 2025

China CITIC Bank	Working Capital	Aug 19, 2024	12	2,226	1.55%	Pay in arrear	Aug 15, 2025

43 | Page

China Merchants Bank(1)	Working Capital	Aug 15, 2024	5	36	1.65%	Pay in arrear	Jan 29, 2025

China CITIC Bank(1)	Working Capital	Aug 7, 2024	6	692	1.05%	Pay in arrear	Jan 29, 2025

China CITIC Bank(1)	Working Capital	Aug 7, 2024	6	138	1.05%	Pay in arrear	Jan 30, 2025

China CITIC Bank(1)	Working Capital	Aug 7, 2024	6	138	1.05%	Pay in arrear	Jan 30, 2025

China CITIC Bank(1)	Working Capital	Sept 2, 2024	6	167	1.25%	Pay in arrear	Feb 21, 2025

China CITIC Bank(1)	Working Capital	Sept 14, 2024	6	138	1.20%	Pay in arrear	Feb 27, 2025

China CITIC Bank(1)	Working Capital	Sept 14, 2024	6	244	1.20%	Pay in arrear	Feb 21, 2025

China CITIC Bank(1)	Working Capital	Sept 18, 2024	5	139	1.15%	Pay in arrear	Jan 30, 2025

China CITIC Bank(1)	Working Capital	Sept 25, 2024	5	164	1.15%	Pay in arrear	Feb 1, 2025

China CITIC Bank(1)	Working Capital	Oct 10, 2024	6	831	1.00%	Pay in arrear	Mar 26, 2025

China CITIC Bank	Working Capital	Oct 10, 2024	6	554	1.00%	Pay in arrear	Mar 29, 2025

China CITIC Bank(1)	Working Capital	Oct 24, 2024	5	234	1.00%	Pay in arrear	Mar 26, 2025

China CITIC Bank	Working Capital	Oct 29, 2024	6	55	1.00%	Pay in arrear	Apr 22, 2025

China CITIC Bank	Working Capital	Oct 29, 2024	6	15	1.00%	Pay in arrear	Apr 23, 2025

China CITIC Bank	Working Capital	Oct 29, 2024	6	138	1.00%	Pay in arrear	Apr 22, 2025

China CITIC Bank	Working Capital	Nov 1, 2024	6	969	1.00%	Pay in arrear	Apr 30, 2025

China CITIC Bank	Working Capital	Nov 15, 2024	6	554	0.85%	Pay in arrear	Apr 30, 2025

China CITIC Bank(1)	Working Capital	Nov 5, 2024	2	250	0.40%	Pay in arrear	Jan 2, 2025

China CITIC Bank(1)	Working Capital	Nov 5, 2024	4	208	0.70%	Pay in arrear	Mar 6, 2025

China CITIC Bank(1)	Working Capital	Nov 5, 2024	4	278	0.70%	Pay in arrear	Mar 4, 2025

China CITIC Bank(1)	Working Capital	Nov 5, 2024	4	153	0.70%	Pay in arrear	Feb 28, 2025

China CITIC Bank(1)	Working Capital	Nov 5, 2024	4	278	0.70%	Pay in arrear	Feb 12, 2025

China CITIC Bank(1)	Working Capital	Nov 20, 2024	2	195	0.70%	Pay in arrear	Jan 11, 2025

Bank of China(1)	Working Capital	Oct 11, 2024	6	6	1.00%	Pay in arrear	Mar 20, 2025

Bank of China(1)	Working Capital	Oct 11, 2024	6	111	1.00%	Pay in arrear	Mar 14, 2025

Bank of China(1)	Working Capital	Oct 11, 2024	6	4	1.00%	Pay in arrear	Mar 14, 2025

Bank of China(1)	Working Capital	Oct 11, 2024	6	21	1.00%	Pay in arrear	Mar 14, 2025

Bank of China(1)	Working Capital	Oct 11, 2024	6	7	1.00%	Pay in arrear	Mar 14, 2025

Bank of China(1)	Working Capital	Oct 11, 2024	6	1	0.86%	Pay in arrear	Mar 14, 2025

Bank of China(1)	Working Capital	Oct 11, 2024	6	13	0.86%	Pay in arrear	Mar 27, 2025

Bank of China(1)	Working Capital	Oct 11, 2024	6	189	0.86%	Pay in arrear	Mar 14, 2025

Bank of China(1)	Working Capital	Oct 11, 2024	6	139	0.86%	Pay in arrear	Mar 27, 2025

Bank of China(1)	Working Capital	Oct 11, 2024	5	5	0.86%	Pay in arrear	Mar 11, 2025

Bank of China	Working Capital	Oct 11, 2024	6	277	0.86%	Pay in arrear	Mar 29, 2025

44 | Page

Bank of China(1)	Working Capital	Oct 11, 2024	6	3	0.86%	Pay in arrear	Mar 25, 2025

Bank of China(1)	Working Capital	Oct 11, 2024	5	104	0.86%	Pay in arrear	Mar 12, 2025

Bank of China(1)	Working Capital	Oct 11, 2024	6	400	0.86%	Pay in arrear	Mar 25, 2025

Bank of China(1)	Working Capital	Oct 11, 2024	6	91	0.86%	Pay in arrear	Mar 25, 2025

Bank of China(1)	Working Capital	Nov 21, 2024	2	40	0.40%	Pay in arrear	Jan 10, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	132	0.40%	Pay in arrear	Jan 19, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	327	0.40%	Pay in arrear	Jan 18, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	161	0.40%	Pay in arrear	Jan 5, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	119	0.40%	Pay in arrear	Jan 19, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	90	0.40%	Pay in arrear	Jan 15, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	711	0.40%	Pay in arrear	Jan 8, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	87	0.40%	Pay in arrear	Jan 18, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	242	0.40%	Pay in arrear	Jan 19, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	229	0.40%	Pay in arrear	Jan 19, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	26	0.40%	Pay in arrear	Jan 17, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	520	0.40%	Pay in arrear	Jan 12, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	99	0.40%	Pay in arrear	Jan 13, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	70	0.40%	Pay in arrear	Jan 16, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	3	80	0.40%	Pay in arrear	Jan 26, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	139	0.40%	Pay in arrear	Jan 18, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	3	70	0.40%	Pay in arrear	Jan 22, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	376	0.40%	Pay in arrear	Jan 19, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	39	0.40%	Pay in arrear	Jan 14, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	3	803	0.40%	Pay in arrear	Jan 24, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	3	245	0.40%	Pay in arrear	Jan 22, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	3	103	0.40%	Pay in arrear	Jan 25, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	3	14	0.40%	Pay in arrear	Jan 22, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	3	70	0.40%	Pay in arrear	Jan 22, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	3	28	0.40%	Pay in arrear	Jan 22, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	111	0.40%	Pay in arrear	Jan 9, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	51	0.40%	Pay in arrear	Jan 9, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	2	97	0.40%	Pay in arrear	Jan 20, 2025

China CITIC Bank(1)	Working Capital	Nov 21, 2024	3	70	0.40%	Pay in arrear	Jan 22, 2025

China CITIC Bank(1)	Working Capital	Nov 22, 2024	2	25	0.40%	Pay in arrear	Jan 18, 2025

45 | Page

China CITIC Bank(1)	Working Capital	Nov 22, 2024	3	18	0.40%	Pay in arrear	Jan 23, 2025

China CITIC Bank(1)	Working Capital	Nov 22, 2024	3	492	0.40%	Pay in arrear	Jan 23, 2025

China CITIC Bank(1)	Working Capital	Nov 22, 2024	3	726	0.40%	Pay in arrear	Jan 25, 2025

Banco Safra S/A(1)	Working Capital	Jul 6, 2023	18	14	7.31%	Pay monthly	Jan 6, 2025

Banco Safra S/A(1)	Working Capital	Jul 6, 2023	19	14	7.31%	Pay monthly	Feb 6, 2025

Banco Safra S/A(1)	Working Capital	Jul 6, 2023	20	14	7.31%	Pay monthly	Mar 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	21	14	7.31%	Pay monthly	Apr 7, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	22	14	7.31%	Pay monthly	May 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	23	14	7.31%	Pay monthly	Jun 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	24	14	7.31%	Pay monthly	Jul 7, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	25	14	7.31%	Pay monthly	Aug 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	26	14	7.31%	Pay monthly	Sep 8, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	27	14	7.31%	Pay monthly	Oct 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	28	14	7.31%	Pay monthly	Nov 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	29	14	7.31%	Pay monthly	Dec 8, 2025

Banco Safra S/A(1)	Working Capital	Jun 29, 2023	20	8	7.44%	Pay monthly	Jan 29, 2025

Banco Safra S/A(1)	Working Capital	Jun 29, 2023	21	8	7.44%	Pay monthly	Feb 28, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	22	8	7.44%	Pay monthly	Mar 31, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	23	8	7.44%	Pay monthly	Apr 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	24	8	7.44%	Pay monthly	May 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	25	8	7.44%	Pay monthly	Jun 30, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	26	8	7.44%	Pay monthly	Jul 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	27	8	7.44%	Pay monthly	Aug 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	28	8	7.44%	Pay monthly	Sep 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	29	8	7.44%	Pay monthly	Oct 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	30	8	7.44%	Pay monthly	Dec 1, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	30	8	7.44%	Pay monthly	Dec 29, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	36	96	7.31%	Pay monthly	Jul 6, 2026

Banco Safra S/A	Working Capital	Jun 29, 2023	36	49	7.44%	Pay monthly	Jun 29, 2026
Total				72,711
(1)	These bank loans were repaid during January to March 2025 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged additional 30% to 100% penalty interest.

The Company had complied with such financial covenants as of December 31, 2024.

46 | Page

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of December 31, 2024 (figures are in thousands of USD):

			Amount Payable on
Purpose	Term (Month)	Due Date	Due Date
Working Capital (1)	6	Jan-2025	13,810
Working Capital (1)	6	Feb-2025	15,747
Working Capital (1)	6	Mar-2025	16,950
Working Capital	6	Apr-2025	17,136
Working Capital	6	May-2025	20,495
Working Capital	6	Jun-2025	15,610
Total			$99,748
(1)	The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, the Company will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of December 31, 2024, and management believes it will continue to comply with them.

Cash flows

(a)Operating Activities

Net cash provided by operating activities for the year ended December 31, 2024 was $9.8 million, compared to net cash provided by operating activities of $19.9 million for the year ended December 31, 2023, representing a decrease in net cash inflows by $10.1 million, which was mainly due to the offsetting impact of (1) the decrease in net income excluding non-cash items by $4.8 million, (2) the decrease in the cash inflows from movements of accounts and notes receivable by $27.0 million, (3) the increase in the cash outflows from movements of accounts and notes payable by $18.4 million, and (4) a combination of other factors contributing an increase of cash outflows by $3.3 million, including the increase in the cash outflows from movements of accrued expenses and other payables by $15.9 million.

(b)Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $77.9 million, as compared to net cash used by investing activities of $28.6 million in 2023, representing an increase in cash outflows by $49.3 million, which was mainly due to the net effect of (1) an increase in purchase of short-term investments and long-term time deposits of $9.3 million, (2) a decrease in proceeds from maturities of short-term investments $33.8 million, (3) a decrease in cash received from long-term investments $3.0 million , (4) a combination of other factors contributing to a decrease of cash inflows by $3.2 million, including an increase in the payment to acquire property, plant and equipment by $25.4 million, and an increase in cash received from property, plant and equipment sales by $17.7 million.

(c)Financing Activities

Net cash provided in financing activities for the year ended December 31, 2024 was $17.3 million, compared net cash provided in financing activities of $6.8 million for 2023, representing an increase in inflows by $10.5 million, which was mainly due to the net effect of (1) an increase in proceeds from bank loans by $18.6 million, (2) an increase in dividends payment to the common shareholders by $22.4 million, (3) an increase in cash received from capital contributions by a non-controlling interest holder by $12.0 million, and (4) a combination of other factors contributed an increase of cash inflows by $2.3 million.

47 | Page

OFF-BALANCE SHEET ARRANGEMENTS

On December 31, 2024 and 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Foreign operations are subject to certain risks inherent in conducting business abroad, including price and currency exchange controls, and fluctuations in the relative value of currencies. During 2024, the Company mainly supplied products to North America and settled in cash in U.S. dollars. As a result, appreciation or currency fluctuation of the RMB against the U.S. dollar would increase the cost of export products, and adversely affect the Company’s financial performance.

In July 2005, the Chinese government adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” During December 2023 to December 2024, the exchange rate between RMB and U.S. dollar appreciated from RMB1.00 to $0.1412 to RMB1.00 to $0.1391. The depreciation of the RMB may continue. Significant depreciation of the RMB is likely to decrease the Company’s income generated from China.

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

The Company considers an accounting estimate to be critical if:

●	it requires the Company to make assumptions about matters that were uncertain at the time it was making the estimate; and
●	changes in the estimate or different estimates that the Company could have selected would have had a material impact on the Company’s financial condition or results of operations.

48 | Page

The table below presents information about the nature and rationale for the Company critical accounting estimates:

Critical
Balance Sheet	Estimate		Assumptions/Approaches
Caption	Item	Nature of Estimates Required	Used	Key Factors
Long-term investments	Share of the income or losses from the limited partnerships

The Company adjusted the carrying value of these equity method investments based on its share of the income or losses from the limited partnerships. The income or losses of the limited partnerships were primarily attributable to changes in the estimated fair value of the underlying investments held by these limited partnerships.

			The fair value of the underlying investments was determined using valuation techniques based on market approach with inputs, which required significant judgment.	• Relevant market information • Historical performance and future development prospects of underlying investments to assist the Company in determining an appropriate valuation methodology

Accrued liabilities and other long-term liabilities	Warranty obligations

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

			The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	• Future production estimates • Customer preferences and decisions.

49 | Page

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

The value of the RMB fluctuates and is affected by, among other things, changes in China’s political and economic conditions. In addition, the RMB is not readily convertible into U.S. dollars or other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of RMB into foreign currencies such as the U.S. dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. On December 31, 2024 and 2023, the exchange rates of RMB against U.S. dollar were RMB 1.00 to $0.1391 and RMB 1.00 to $0.1412, respectively. Any significant future depreciation of the RMB is likely to decrease the Company’s profits generated from overseas.

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

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company does not require collateral or other security to support client receivables since most of its customers are large, well-established companies. The Company's credit risk is also mitigated because its customers are all selected enterprises supported by the local government. Two customers, Stellantis N.V. and BYD Auto Co., Ltd., accounted for more than 10% (20.3% and 18.2%, respectively) of the Company’s consolidated revenues in 2024. The Company maintains an allowance for doubtful accounts for any potential credit losses related to its trade receivables. The Company does not use foreign exchange contracts to hedge the risk in receivables denominated in foreign currencies and the Company does not hold or issue derivative financial instruments for trading or speculative purposes.

INTEREST RATE RISK

The Company’s exposure to changes in interest rates results primarily from its credit facility borrowings. As of December 31, 2024, the Company had nil of outstanding indebtedness, which is subject to interest rate fluctuations.

The Company’s level of outstanding indebtedness fluctuates from time to time and may result in additional payable.

50 | Page

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)	The financial statements required by this item begin on page 61.
(b)	Selected quarterly financial data for the past two years are summarized in the following table (figures are in thousands of USD, except those for items headed “Basic” and “Diluted”):

	Quarterly Results of Operations
	First		Second		Third		Fourth
	2024	2023	2024	2023	2024	2023	2024	2023
Net sales	$139,394	$142,243	$158,608	$137,410	$164,215	$137,541	$188,718	$159,160
Gross profit	24,069	21,618	29,302	22,718	26,356	24,757	29,457	34,658
Income from operations	9,651	7,744	10,806	7,789	11,099	10,153	8,699	13,559
Net income	9,264	7,883	8,755	11,468	8,073	11,244	11,807	12,143
Net income attributable to non-controlling interest	989	1,055	1,608	995	2,562	1,749	2,738	1,251
Net income attributable to parent company’s common shareholders	8,267	6,820	7,140	10,466	5,504	9,488	9,068	10,884
Net income attributable to parent company’s common shareholders per share-
Basic	$0.27	$0.23	$0.24	$0.35	$0.18	$0.31	$0.30	$0.36
Diluted	$0.27	$0.23	$0.24	$0.35	$0.18	$0.31	$0.30	$0.36

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-K, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

51 | Page

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

Management has assessed the effectiveness of internal control over financial reporting as of December 31, 2024 and determined that internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

52 | Page

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

We were identified by the SEC pursuant to Section 104(i)(2)(A) of the Sarbanes-Oxley Act of 2002 (15 U.S.C. 7214(i)(2)(A)) as having retained, for the preparation of the audit report on its financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, a registered public accounting firm that has a branch or office that is located in a foreign jurisdiction and that the PCAOB had then determined it was unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction, which determination was vacated by the PCAOB on December 15, 2022. We hereby confirm that we are not owned or controlled by any governmental entity in China. We are not a party to any material contracts with any Chinese governmental party, and there is no such foreign government representative on the Company’s board of directors. We are not aware that any of our shares are owned by governmental entities in China, or that any Chinese governmental entities have a controlling financial interest with respect to the Company. No official of the Chinese Communist Party is a member of the board of directors of the Company. Our articles of incorporation do not contain any charter of the Chinese Communist Party.

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

53 | Page

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers of the Company as of December 31, 2024. The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position(s)

Hanlin Chen	67	Chairman of the Board

Tong Kooi Teo	68	Director

Guangxun Xu	74	Director

Robert Wei Cheng Tung	69	Director

Qizhou Wu	60	Chief Executive Officer and Director

Jie Li	55	Chief Financial Officer

Andy Tse	54	Senior Vice President

Haimian Cai	61	Vice President

Henry Chen	34	Vice President

BIOGRAPHIES OF DIRECTORS AND EXECUTIVE OFFICERS

Directors

Hanlin Chen has served as the chairman of the board of directors and an executive officer since March 2003. From 1993 to 1997, Mr. Chen was the general manager of Shashi Jiulong Power Steering Gears Co., Ltd. Since 1997, he has been the chairman of the Board of Henglong Automotive Parts, Ltd. Mr. Hanlin Chen is the brother-in-law of the Company’s senior vice president, Mr. Andy Tse, and he is the father of vice president of the Company, Mr. Henry Chen.

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

Heng Henry Lu has served as an independent director of the Company since July 2019. He is a member of the Audit Committee, the Nominating Committee and the Compensation Committee of the Board of Directors. He has been an adviser to NBS Group since February 2016. Dr. Lu was a partner of SVC China from 2012 to 2014 and Chief Representative of William Blair & Company, L.L.C., Shanghai Representative Office from 2006 to 2011. Prior to that, Dr. Lu was with McKinsey & Company advising global and domestic companies on their growth and financial strategies. Dr. Lu received a Doctor of Philosophy from Columbia University in 1997 and a Master of Business Administration from University of Chicago Business School in 2000. Mr. Heng Henry Lu did not stand for reelection at the Annual Meeting held on September 24, 2024.

54 | Page

Robert Wei Cheng Tung served as an independent director of the Company from September 2003 to July 2019. He was a member of the audit and nominating committees, and the chairman of the compensation committee of the Board of Directors. Mr. Tung has been engaging in the real and commodity trading and consultation in the energy sector in the past fifteen years. Mr. Tung was granted the Grand China sales representative position from TRI Products, Inc., a well-known North American scrap metals, scrap plastics, and spent battery supplier. Mr. Tung was the managing director of North-South Resource International Ltd. which consults on the trading of crude oil, fuel oil, diesel and jet fuels. During the pandemic, Mr. Tung had introduced a Chinese company in Taiwan to set up a manufacturing facility to produce facial masks, medical gloves and gowns, and other medical supplies in the State of New Jersey. Collaboration with a European infrastructure engineering firm, Mr. Tung has assisted the firm to locate financiers to sell their minerals excavations rights in gold, cobalt and other minerals in The Democratic Republic of the Congo to potential partner and buyer. Mr. Robert Wei Cheng Tung was elected as a Director to succeed Mr. Heng Henry Lu at the Company’s annual meeting held on September 24, 2024 and sits on the Company’s Audit Committee, Compensation and Nominating Committees previously held by Mr. Heng Henry Lu. He is the chairman of the Nominating Committees.

Tong Kooi Teo has served as an independent director of the Company since July 2019. He is the chairman of the Compensation Committee, and a member of the Audit Committee and the Nominating Committee of the Board of Directors. He is the Chief Executive Officer of DPS Corporate Advisory Company Limited, Beijing, China, a member of Head International Group, China since March 2018 to July 2024. He is independent non-executive director of Cordlife Group Ltd. since May 2024. He is independent non-executive director of UOB Kay Hian Securities Sdn Bhd since February 2023. He is also Non-Executive Director of Guocoland (China) Limited since February 2018. He was the Managing Director of Guoco Investment (China) Ltd., Hong Kong from 2014 to 2018, after serving as the Group Managing Director of Guocoland (China) Ltd. from 2012 to 2014. Prior to that, Mr. Teo was the Chief Executive Officer (China and Vietnam Operations) of WCT Holdings Bhd, Malaysia from 2011 to 2012. He was the Chief Executive Officer of Hong Leong Asia Ltd (HLA), which is listed on the Singapore Stock Exchange from 2004 to 2010. From 2003 to 2004, Mr. Teo was the Managing Director of Tasek Corporation Bhd, Malaysia, which was listed on the Kuala Lumpur Stock Exchange. From 1994 to 2002, Mr. Teo was General Manager of Corporate Banking Division and Chief Operating Officer of Hong Leong Bank Malaysia. From 1989 to 1994, Mr. Teo was with Deutsche Bank Malaysia where his last held position was Head of Corporate Banking.

Guangxun Xu has served as an independent director of the Company since December 2009. He is the chairman of the Audit Committee, a member of the Compensation Committee and the Nominating Committee. Mr. Xu has been the Chief Representative of NASDAQ in China and a managing director of the NASDAQ Stock Market International, Asia for over ten (10) years. With a professional career in the finance field spanning over thirty (30) years, Mr. Xu’s practice focuses on providing package services on U.S. and U.K. listings, advising on and arranging for private placements, PIPEs, IPOs, pre-IPO restructuring, M&A, corporate and project finance, corporate governance, post-IPO IR compliance and risk control.

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

Haimian Cai was an independent director of the Company from September 2003 to December 2009, and also a member of the Company’s Audit, Compensation and Nominating Committees. Dr. Cai is a technical specialist in the automotive industry. Prior to that, Dr. Cai was a staff engineer in ITT Automotive Inc. Dr. Cai has written more than fifteen technical papers and co-authored a technical book regarding the Powder Metallurgy industry for automotive application. Dr. Cai has more than ten patents including pending patents. Dr. Cai holds a B.S. Degree in Automotive Engineering from Tsinghua University and a M.S. and Ph. D. in manufacturing engineering from Worcester Polytechnic Institute. Since December 2009, Mr. Cai has not served as independent director and member of the Company’s Audit Committee, Compensation and Nominating Committees because he was nominated as vice president of the Company.

55 | Page

Henry Chen has served as a vice president of the Company since August 2023. Prior to that position he served in Hubei Henglong Automotive System Co., Ltd. as the executive vice president from February 2023 to August 2023, the assistant to president from January 2021 to January 2023 and the European regional business director from July 2017 to January 2021. Mr. Chen was the investment manager of Suzhou Qingyan Captial from June 2016 to June 2017. Mr. Chen holds a B.S. Degree in History and Political Science and a M.S. in Global History from University of Warwick. He is the son of Hanlin Chen.

BOARD COMPOSITION AND COMMITTEES

Audit Committee and Independent Directors

The Company has a standing Audit Committee of the Board of Directors established in accordance with Section 3(a)(58)(A) of the Exchange Act, as amended. The Audit Committee is operated under a written charter. The Audit Committee consists of the following individuals, all of whom the Company considers to be independent, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence: Mr. Tong Kooi Teo, Mr. Guangxun Xu and Mr. Heng Henry Lu (who was succeeded by Mr. Robert Wei Cheng Tung since September 24, 2024). Mr. Guangxun Xu is the Chairman of the Audit Committee. The Board has determined that Mr. Guangxun Xu is the audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K, serving on the Company’s Audit Committee.

Compensation Committee

The Company has a standing Compensation Committee of the Board of Directors. The Compensation Committee is responsible for determining compensation for the Company’s executive officers. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Mr. Tong Kooi Teo, Mr. Guangxun Xu and Mr. Heng Henry Lu (who was succeeded by Mr. Robert Wei Cheng Tung since September 24, 2024) serve on the Compensation Committee. Mr. Tong Kooi Teo is the Chairman of the Compensation Committee. The Board has determined that all members of the Compensation Committee are independent directors under the rules of the Nasdaq Stock Market, as applicable. The Compensation Committee administers the Company’s benefit plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of the Company’s officers and employees. The Compensation Committee operates under a written charter that is made available on the Company’s website, www.caasauto.com.

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

56 | Page

Nominating Committee

The Company has a standing Nominating Committee of the Board of Directors. Director candidates are nominated by the Nominating Committee. The Nominating Committee will consider candidates based upon their business and financial experience, personal characteristics, and expertise that are complementary to the background and experience of other Board members, willingness to devote the required amount of time to carry out the duties and responsibilities of Board membership, willingness to objectively appraise management performance, and any such other qualifications the Nominating Committee deems necessary to ascertain the candidates’ ability to serve on the Board. The Nominating Committee will not consider nominee recommendations from security holders, other than the recommendations received from a security holder or group of security holders that beneficially owned more than 5 percent of the Company’s outstanding common stock for at least one year as of the date the recommendation is made. Three of the Company’s independent directors, as defined under the SEC’s rules and regulations and the Nasdaq’s definition of independence, Mr. Tong Kooi Teo, Mr. Guangxun Xu and Mr. Heng Henry Lu (who was succeeded by Mr. Robert Wei Cheng Tung since September 24, 2024), serve on the Nominating Committee. Mr. Robert Wei Cheng Tung is the Chairman of the Nominating Committee.

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

Delinquent Section 16(a) Reports

Based solely on the Company’s review of the Section 16(a) reports that have been filed by or on behalf of its officers, directors and persons who own more than 10% of a registered class of the Company’s equity securities, we believe that all such persons complied on a timely basis with all Section 16(a) filing requirements during the fiscal year ended December 31, 2024, exception for the following: for Mr. Hanlin Chen, a Form 4 filing to report the disposition of 2,440,000 shares of common stock by Wiselink to Mr. Hanlin Chen on July 25, 2024 and a Form 4 filing to report the disposition of 50,000 shares of common stock by Wiselink to Mr. Jie Li on July 25, 2024; for Mr. Hanlin Chen, a Form 4 filing to report the acquisition of 2,440,000 shares of common stock from Wiselink on July 25, 2024; and for Mr. Jie Li, a Form 4 filing to report the acquisition of 50,000 shares of common stock from Wiselink on July 25, 2024.

57 | Page

ITEM 11.    EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

In 2003, the Board of Directors established a Compensation Committee consisting only of independent Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2024, the Compensation Committee consisted of Mr. Tong Kooi Teo, Mr. Guangxun Xu and Mr. Robert Wei Cheng Tung. The members of the Compensation Committee approved the amount and form of compensation paid to executive officers of the Company and set the Company’s compensation policies and procedures during these periods.

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

The Company’s Board of Directors and Compensation Committee have approved the current salaries for executives: RMB 2.2 million (equivalent to approximately $0.3 million) for the Chairman, RMB 1.4 million (equivalent to approximately $0.2 million) for the CEO and RMB 5.4 million (equivalent to approximately $0.18 million) individually for each other officer in 2024.

Performance Bonus

a.	Grantees: Mr. Hanlin Chen, Mr. Qizhou Wu, Mr. Andy Tse, Mr. Henry Chen and Mr. Jie Li.
b.	Conditions: based on the Company’s consolidated financial statements, (i) the year over year growth rate of sales for 2024 must be 5% or higher; or (ii) the year over year growth rate of sales for 2024 must be 10% or higher.

58 | Page

c.	Bonus: If condition (i) is satisfied, 25% of each officer’s annual salary in 2024. If condition (ii) is satisfied, 50% of each officer’s annual salary in 2024.

The Company accrued 50% of the annual salary as performance bonus for each Named Executive Officer in 2024 as the Company reached the above condition (i).

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

There were no stock options granted to management in 2024.

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

Compensation Tables

Executive Officers

The compensation that Named Executive Officers received for their services for fiscal years 2024 and 2023 were as follows (figures are in thousands of USD):

Name and principal position	Year	Salary (1)	Bonus (2)	Option Awards (3)	Total
Hanlin Chen (Chairman)	2024	$303	$151	$—	$454
	2023	$306	$77	$—	$383

Qizhou Wu (CEO)	2024	$202	$101	$—	$303
	2023	$204	$51	$—	$255

Jie Li (CFO)	2024	$121	$61	$—	$182
	2023	$122	$31	$—	$153

Haimian Cai (Vice President)	2024	$390	$—	$—	$390
	2023	$387	$—	$—	$387
(1)	Salary – Please refer to Base Salary disclosed under “Elements of compensation” section above for further details.
(2)	Bonus – Please refer to Performance Bonus disclosed under “Elements of compensation” section above for further details.
(3)	Option Awards – Please refer to Stock Option Awards disclosed under “Elements of compensation” section above for further details.

59 | Page

Compensation for Directors

Based on the number of the board of directors’ service years, workload and performance, the Company decides on their pay. The management believes that the pay for the members of the Board of Directors was appropriate as of December 31, 2024. The compensation that directors received for serving on the Board of Directors for fiscal year 2024 was as follows (figures are in thousands of USD):

Name	Fees earned or paid in cash	Option awards (1)	Total
Tong Kooi Teo	$36.0	$—	$36.0
Guangxun Xu	$59.4	$—	$59.4
Heng Henry Lu (2)	$22.5	$—	$22.5
Robert Wei Cheng Tung (2)	$8.5	$—	$8.5
(1)	The Company did not grant option awards to directors in 2024.
(2)	Mr. Heng Henry Lu did not stand for reelection at the Annual Meeting held on September 24, 2024, and Mr. Robert Wei Cheng Tung served as an independent director of the Company since September 24, 2024

The cost of the above-mentioned compensation paid to directors was measured based on investment, operating, technology, and consulting services they provided. All other directors did not receive compensation for their service on the Board of Directors.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power, including the power to vote or direct the vote, and/or sole or shared investment power, including the power to dispose of or direct the disposition of, with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. The percentage ownership is based on 30,170,702 shares of common stock outstanding at December 31, 2024 (exclusive of 2,167,600 shares of treasury stock).

Name/Title	Total Number of Shares	Percentage Ownership
Hanlin Chen, Chairman (1)	17,273,670	57.25%
Qizhou Wu, CEO and Director	1,537,524	5.09%
Guangxun Xu, Director	—	—%
Tong Kooi Teo, Director	—	—%
Heng Henry Lu, Director	—	—%
Robert Wei Cheng Tung, Director	—	—%
Haimian Cai, VP	50,000	0.17%
Jie Li, CFO (2)	147,031	0.49%
Tse Andy, Sr. VP	531,682	1.76%
Henry Chen, VP	—	—%
All Directors and Executive Officers (10 persons)	19,539,907	64.76%
(1)	Includes (i) 15,762,547 shares of common stock beneficially owned by Mr. Hanlin Chen; (ii) 1,502,925 shares of common stock beneficially owned by Ms. Li Ping Xie, Mr. Hanlin Chen’s wife; and (iii) 8,198 shares of common stock beneficially owned by Wiselink Holdings Limited, a company controlled by Mr. Hanlin Chen.
(2)	Includes 50,000 shares held as nominee for Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. On October 13, 2014, the Company issued 4,078,000 of its common shares in a private placement to nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. for the acquisition of the 19.0% and 20.0% equity interest in Jiulong and Henglong held by Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd., respectively. All of the nominee holders of Jingzhou Jiulong Machinery and Electronic Manufacturing Co., Ltd. are unrelated parties except for Mr. Jie Li (CFO).

60 | Page

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees for professional audit services rendered by PricewaterhouseCoopers Zhong Tian LLP for the audit of the Company’s annual financial statements and other services provided in the fiscal years 2024 and 2023. The Audit Committee has approved the following fees (figures are in thousands of USD):

	Fiscal Year Ended
	2024	2023
Audit Fees	$718	$724
Other Fees	80	44
Total Fees	$798	$768

AUDIT COMMITTEE’S PRE-APPROVAL POLICY

During the fiscal years ended December 31, 2024 and 2023, the Audit Committee of the Board of Directors adopted policies and procedures for the pre-approval of all audit and non-audit services to be provided by the Company’s independent auditor and for the prohibition of certain services from being provided by the independent auditor. The Company may not engage the Company’s independent auditor to render any audit or non-audit service unless the service is approved in advance by the Audit Committee or the engagement to render the service is entered into pursuant to the Audit Committee’s pre-approval policies and procedures. On an annual basis, the Audit Committee may pre-approve services that are expected to be provided to the Company by the independent auditor during the fiscal year. At the time such pre-approval is granted, the Audit Committee specifies the pre-approved services and establishes a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy. For any pre-approval, the Audit Committee considers whether such services are consistent with the rules of the Securities and Exchange Commission on auditor independence.

61 | Page

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) FINANCIAL STATEMENTS

1.	Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers Zhong Tian LLP
2.	Consolidated Balance Sheets as of December 31, 2024 and 2023
3.	Consolidated Statements of Income or Loss for the years ended December 31, 2024 and 2023
4.	Consolidated Statements of Comprehensive Income or Loss for the years ended December 31, 2024 and 2023
5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023
6.	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
7.	Notes to Consolidated Financial Statements

62 | Page

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

3.1(ii)	Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-SB filed on August 27, 2001)

3.1(iii)	Insider Trading Policy (incorporated by reference to Exhibit 3.1 (iii) to the Company’s Form 10 - K filed on March 28, 2024)

4.1	Description of the Company’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 000-33123) filed on March 30, 2022.

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

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)*

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10 - K)*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

97	Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company’s Form 10 - K filed on March 28, 2024)

101*

The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 28, 2025, formatted in Extensible Business Reporting Language (XBRL):

104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

63 | Page

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income or Loss;
(iii)	Consolidated Statements of Comprehensive Income or Loss;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related notes.
*	Filed herewith.

ITEM 16.    FORM 10-K SUMMARY

Not Applicable.

64 | Page

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA AUTOMOTIVE SYSTEMS, INC.

Dated: March 28, 2025		/s/ Qizhou Wu

	Name:	Qizhou Wu

	Title:	Chief Executive Officer and President

65 | Page

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

Dated: March 28, 2025		/s/ Hanlin Chen
	Name:	Hanlin Chen
	Title:	Chairman and Director

Dated: March 28, 2025		/s/ Qizhou Wu
	Name:	Qizhou Wu
	Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: March 28, 2025		/s/ Jie Li
	Name:	Jie Li
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March 28, 2025		/s/ Tong Kooi Teo
	Name:	Tong Kooi Teo
	Title:	Director

Dated: March 28, 2025		/s/ Guangxun Xu
	Name:	Guangxun Xu
	Title:	Director

Dated: March 28, 2025		/s/ Robert Wei Cheng Tung
	Name:	Robert Wei Cheng Tung
	Title:	Director

66 | Page

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of China Automotive Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of China Automotive Systems, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income or loss, of comprehensive income or loss, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

67 | Page

Equity investments in limited partnerships

As described in Notes 2 and 8 to the consolidated financial statements, as of December 31, 2024, the Company’s long-term investments include investments in limited partnerships with an aggregate value of $38.7 million accounted for using the equity method. The Company’s share of income recognized from these investments is $0.7 million for the year ended December 31, 2024. The limited partnerships mainly engage in equity investments. The Company adjusted the carrying value of these equity method investments based on its share of the income or losses from the limited partnerships. The income or losses of the limited partnerships were primarily attributable to changes in the estimated fair value of the underlying investments held by these limited partnerships. The fair value of the underlying investments was determined using valuation techniques based on the market approach with inputs, which required significant judgment.

The principal considerations for our determination that performing procedures relating to equity investments in limited partnerships is a critical audit matter are (i) the significant judgment required by management to recognize the Company’s share of income or losses from these limited partnerships; (ii) a high degree of auditor judgment and subjectivity in designing and applying procedures to evaluate the audit evidence obtained regarding the management’s determination of the Company’s share of income or losses from these limited partnerships; and (iii) the audit effort involves the use of professionals with specialized skills and knowledge.

Addressing this matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for recognizing the Company’s share of income or losses from the limited partnerships through evaluation of the limited partnerships’ financial statements, and evaluating the reasonableness of the estimated fair value change of the limited partnerships’ underlying investments by assessing the methods used to value the underlying investments and relevant market information. Professionals with specialized skills and knowledge were engaged to assist in evaluating the appropriateness of valuation methods used.

/s/PricewaterhouseCoopers Zhong Tian LLP

Shanghai, the People’s Republic of China

March 28, 2025

We have served as the Company's auditor since 2010.

68 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of USD, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$56,961	$114,660
Pledged cash	44,863	40,534
Short-term investments	27,563	11,084
Accounts and notes receivable, net - unrelated parties (Allowance for credit losses of $11,783 and $15,599, respectively)	329,275	261,237
Accounts and notes receivable, net - related parties (Allowance for credit losses of $1,463 and $1,404, respectively)	14,224	8,169
Advance payments and others, net - unrelated parties (Allowance for credit losses of $34 and $22, respectively)	10,838	14,008
Advance payments and others - related parties	2,202	1,991
Inventories	112,558	112,392
Other assets	4,154	—
Total current assets	602,638	564,075
Non-current assets:
Property, plant and equipment, net	103,820	101,359
Land use rights, net	8,835	9,233
Intangible assets, net	3,417	3,865
Operating lease assets	94	278
Long-term time deposits	40,057	8,647
Other receivables, net (Allowance for credit losses of $56 and $49, respectively)	452	598
Advance payment for property, plant and equipment - unrelated parties	2,414	3,554
Advance payment for property, plant and equipment - related parties	6,570	5,759
Other non-current assets	3,202	—
Long-term investments	64,332	60,173
Deferred tax assets	14,748	8,899
Total assets	$850,579	$766,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term bank loans	$72,566	$48,005
Accounts and notes payable - unrelated parties	281,065	240,739
Accounts and notes payable - related parties	11,743	12,839
Customer deposits	4,447	8,633
Accrued payroll and related costs	12,063	11,282
Accrued expenses and other payables	59,238	44,771
Taxes payable	15,308	17,267
Operating lease liabilities - current portion	52	203
Total current liabilities	456,482	383,739
Long-term liabilities:
Advances payable	278	282
Operating lease liabilities - non-current portion	—	52
Long-term loans	145	1,221
Deferred tax liabilities	3,885	3,943
Long-term taxes payable	—	8,781

Total liabilities	460,790	398,018
Commitments and Contingencies (Note 25)
Mezzanine equity:
Redeemable non-controlling interests	—	613
Stockholders’ Equity
Common stock, $0.0001 par value - Authorized - 80,000,000 shares Issued – 32,338,302 and 32,338,302 shares at December 31, 2024 and 2023, respectively	3	3
Additional paid-in capital	69,656	63,731
Retained earnings-
Appropriated	12,180	11,851
Unappropriated	290,273	284,832
Accumulated other comprehensive income	(14,780)	(8,258)
Treasury stock – 2,167,600 and 2,152,600 shares at December 31, 2024 and 2023, respectively	(7,763)	(7,695)
Total parent company stockholders’ equity	349,569	344,464
Non-controlling interests	40,220	23,345
Total stockholders’ equity	389,789	367,809
Total liabilities, mezzanine equity and stockholders’ equity	$850,579	$766,440

The accompanying notes are an integral part of these consolidated financial statements.

69 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Income or Loss

(In thousands of USD, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Net product sales ($48,860 and $47,514 sold to related parties for the years ended December 31, 2024 and 2023)	$650,935	$576,354
Cost of products sold ($30,088 and $27,288 purchased from related parties for the years ended December 31, 2024 and 2023)	541,751	472,603
Gross profit	109,184	103,751
Net gain on other sales	4,303	5,788
Operating expenses:
Selling expenses	17,855	15,610
General and administrative expenses	27,728	25,503
Research and development expenses	27,649	29,181
Total operating expenses	73,232	70,294
Operating income	40,255	39,245
Other income, net	5,776	5,345
Interest expense	(1,813)	(1,021)
Financial (expense)/income, net	(87)	4,666
Income before income tax expenses and equity in earnings of affiliated companies	44,131	48,235
Less: Income taxes	5,892	5,137
Add: Equity in loss of affiliated companies	(340)	(360)
Net income	37,899	42,738
Net income attributable to non-controlling interest	7,897	5,050
Accretion to redemption value of redeemable non-controlling interests	(23)	(30)
Net income attributable to parent company’s common shareholders	29,979	37,658

Net income attributable to parent company’s common shareholders per share -
Basic	$0.99	$1.25

Diluted	$0.99	$1.25

Weighted average number of common shares outstanding -
Basic	30,184,513	30,185,702
Diluted	30,184,513	30,189,421

The accompanying notes are an integral part of these consolidated financial statements.

70 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income or Loss

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2024	2023
Net income	37,899	42,738
Other comprehensive income:
Foreign currency translation loss	(7,123)	(5,191)
Comprehensive income	30,776	37,547
Comprehensive income attributable to non-controlling interest	7,296	4,704
Accretion to redemption value of redeemable non-controlling interest	(23)	(30)
Comprehensive income attributable to parent company	$23,457	$32,813

The accompanying notes are an integral part of these consolidated financial statements.

71 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands of USD, except share and per share amounts)

	2024	2023
Common Stock
Balance at January 1, 2024 and 2023 - 32,338,302 and 32,338,302 shares, respectively	$3	$3
Balance at December 31, 2024 and 2023 - 32,338,302 and 32,338,302 shares, respectively	$3	$3

Additional Paid-in Capital
Balance at January 1	$63,731	$63,731
Change in non-controlling shareholder's interest in the Brazil Henglong	(66)	—
Contribution by the non-controlling interest of Henglong KYB	5,991	—
Balance at December 31	$69,656	$63,731

Retained Earnings - Appropriated
Balance at January 1	$11,851	$11,851
Appropriation of retained earnings	329	—
Balance at December 31	$12,180	$11,851

Unappropriated
Balance at January 1	$284,832	$247,174
Net income attributable to parent company	30,002	37,688
Accretion of redeemable non-controlling interests	(23)	(30)
Appropriation of retained earnings	(329)	—
Dividend payables to common shareholders	(24,149)	—
Dividend payables to non-controlling interests	(60)	—
Balance at December 31	$290,273	$284,832

Accumulated Other Comprehensive Loss
Balance at January 1	$(8,258)	$(3,413)
Net foreign currency translation adjustment attributable to parent company	(6,522)	(4,845)
Balance at December 31	$(14,780)	$(8,258)

Treasury Stock
Balance at January 1, 2024 and 2023 –2,152,600 and 2,152,600 shares, respectively	$(7,695)	$(7,695)
Repurchase of common stock in 2024 and 2023 –15,000 and nil shares, respectively	(68)	—
Balance at December 31, 2024and 2023 – 2,167,600 and 2,152,600 shares, respectively	$(7,763)	$(7,695)

Total parent company stockholders’ equity	$349,569	$344,464

Non-controlling Interest
Balance at January 1	$23,345	$15,182
Net foreign currency translation adjustment attributable to non-controlling interest	(601)	(346)
Net income attributable to non-controlling interest	7,897	5,050
Change in non-controlling shareholder's interest in the Brazil Henglong	66	—
Contribution by non-controlling shareholder of Henglong KYB	9,513	—
Contribution by non-controlling shareholder of Wuhan Hyoseong	—	3,459
Balance at December 31	$40,220	$23,345

Total stockholders’ equity	$389,789	$367,809

The accompanying notes are an integral part of these consolidated financial statements.

72 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$37,899	$42,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,224	18,708
Deferred income taxes	(6,036)	(1,319)
Reversal of credit losses	(953)	1,564
Equity in loss of affiliates	340	360
Impairment loss on property, plant and equipment	886	794
Loss/(gain) on disposal of fixed assets	1,300	(3)
(Increase)/decrease in:
Other assets and other non-current assets	(7,356)	—
Accounts and notes receivable	(77,692)	(50,699)
Advance payments and others	2,737	(3,881)
Inventories	(1,791)	(1,654)
Other receivables	138	(556)
Increase/(decrease) in:
Accounts and notes payable	40,391	22,024
Customer deposits	(4,097)	3,091
Accrued payroll and related costs	956	77
Accrued expenses and other payables	13,275	(2,667)
Taxes payable	(10,457)	(6,835)
Advances payable	12	(1,836)
Net cash provided by operating activities	9,776	19,906

Cash flows from investing activities:
Purchase of short-term investments and long-term time deposits	(77,859)	(68,550)
Proceeds from maturities of short-term investments	29,442	63,240
Cash received from property, plant and equipment sales	20,510	2,790
Cash paid to acquire property, plant and equipment and land use right (including $6,343 and $5,336 paid to related parties for the years ended December 31, 2024 and 2023, respectively)	(43,656)	(18,235)
Cash paid to acquire intangible assets	(804)	(3,445)
Cash received from long-term investment	316	3,292
Investment under equity method	(5,880)	(7,729)
Net cash used in investing activities	(77,931)	(28,637)

Cash flows from financing activities:
Proceeds from bank loans	83,357	64,776
Repayment of bank loans and loans	(58,995)	(61,437)
Dividends paid to the common shareholders	(22,433)	—
Repurchase of common shares	(68)	—
Cash received from capital contributions by a non-controlling interest holder	15,504	3,459
Net cash provided by financing activities	17,365	6,798

Cash and cash equivalents affected by foreign currency	(2,580)	(1,824)
Net decrease in cash, cash equivalents and pledged cash	(53,370)	(3,757)
Cash, cash equivalents and pledged cash at beginning of year	155,194	158,951
Cash, cash equivalents and pledged cash at end of year	$101,824	$155,194

The accompanying notes are an integral part of these consolidated financial statements.

73 | Page

China Automotive Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

(In thousands of USD unless otherwise indicated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	Year Ended December 31,
	2024	2023
Cash paid for interest	$1,792	$1,145
Cash paid for income taxes	$18,507	$7,965

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:

Non-cash investing activities:

	Year Ended December 31,
	2024	2023
Property, plant and equipment recorded during the year which previously were advance payments	$3,595	$2,699
Change in accounts payable for acquiring property, plant and equipment	$3,527	$960

	Year Ended December 31,
	2024	2023
Supplemental disclosure of acquisition of operating lease assets	$—	$278

The accompanying notes are an integral part of these consolidated financial statements

74 | Page

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

The Company owns interests in the following subsidiaries incorporated in the PRC and Brazil as of December 31, 2024 and 2023.

	Percentage Interest
	December 31,	December 31,
Name of Entity	2024	2023
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu”[5]	100.00%	100.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	100.00%	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	94.19%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”[12]	60.00%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”[13]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”[14]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [15]	100.00%	100.00%
Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong” [16]	100.00%	100.00%
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automobile steering columns.

75 | Page

5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. The Company retained its controlling interest in Wuhu and the acquisition of the non-controlling interest was accounted for as an equity transaction.
6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.
7.	In December 2009, Henglong, a subsidiary of Genesis, formed the Testing Center, which mainly engages in the research and development of new products.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. In October 2024, Brazil Henglong changed its Articles. Under the new Articles, the Company’s equity interest in Brazil Henglong was changed to 94.19% from 95.84%. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sale of automotive electronics.
12.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd. (“Henglong KYB”), which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment. In March 2024, KYB obtained an additional 6.6% equity interest in Henglong KYB for total consideration of RMB 110.0 million, equivalent to approximately $15.5 million. The Company retained its controlling interest in Henglong KYB.
13.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd. (“Wuhan Hyoseong”), which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
14.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
15.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.

76 | Page

16.	In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products.
2.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation - For the years ended December 31, 2024 and 2023, the consolidated financial statements include the accounts of the Company and its subsidiaries, which are described in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Shenyang was formed in 2002, with 70% owned and controlled by the Company, and 30% owned by Shenyang Automotive Industry Investment Corporation, “JB Investment.” The authority of Shenyang is its board of shareholders. The board of directors which is comprised of seven directors, four of whom, 57%, are appointed by the Company, and three of whom, 43%, are appointed by JB Investment. As for day-to-day operating matters, approval by more than two-thirds of the members of such board of directors, 67%, is required. The chairman of such board of directors is appointed by the Company. In March 2003, the Company and Jinbei entered into an act-in-concert agreement, under which the directors appointed by Jinbei agree to act in concert with the directors appointed by the Company. As a result, the Company obtained control of Shenyang in March 2003. The general manager of Shenyang is appointed by the Company.

Jielong was formed in April 2006. 85% of Jielong was owned by the Company, and 15% of Jielong was owned by Hubei Wanlong. The authority of Jielong is its board of shareholders. The board of directors with three directors appointed by the board of shareholders. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both the chairman of such board of directors and the general manager of Jielong are appointed by the Company.

Chongqing Henglong was formed in 2012, with 70% owned by the Company and 30% owned by SAIC-IVECO. The authority of the Chongqing Henglong is its board of shareholders. The board of directors is comprised of five directors, three of whom, 60%, are appointed by the Company, and two of whom, 40%, are appointed by SAIC-IVECO. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of shareholders is required. In February 2012, the Company and SAIC-IVECO entered into an “Act in Concert” agreement. According to the agreement, the directors appointed by SAIC-IVECO agreed to execute the “Act in Concert” agreement with the directors designated by the Company, resulting in the Company having voting control of Chongqing Henglong. The chairman of such board of directors and the general manager of Chongqing Henglong are both appointed by the Company.

Brazil Henglong was formed in 2012, with 80% owned by the Company and 20% owned by Mr. Ozias Gaia Da Silva and Mr. Ademir Dal’ Evedove. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. In October 2024, Brazil Henglong changed its Articles. Under the new Articles, the Company’s equity interest in Brazil Henglong was changed to 94.19% from 95.84%. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. After the acquisition, the Company owns 94.19% of Brazil Henglong’s shares. The authority of Brazil Henglong is its board of shareholders. In making operational decision, approval by voting rights representing at least 2/3 of the capital, is required and 94.19% of voting rights were owned by the Company. The chairman of such board of directors is appointed by the Company. The general manager is Mr. Ozias Gaia Da Silva.

Wuhan Chuguanjie was formed in 2014, with 85% owned by the Company and 15% owned by Hubei Wanlong. The authority of Wuhan Chuguanjie is its board of shareholders. The board of directors which is comprised of three directors, two of whom, 67%, are appointed by the Company, and one of whom, 33%, is appointed by Hubei Wanlong. As for day-to-day operating matters, approval by at least two-thirds of the members of such board of directors is required. Both of the chairman of such board of directors and the general manager of Chuguanjie are appointed by the Company.

77 | Page

Henglong KYB was formed in 2018, with 66.60% owned by the Company and 33.40% owned by KYB. In March 2024, KYB obtained an additional 6.6% equity interest in Hengloing KYB for total consideration of RMB 110.0 million, equivalent to approximately $15.5 million. After that, the Company owns 60% of Henglong KYB’s shares. The highest authority of Henglong KYB is its board of directors, which is comprised of five directors, three of whom are appointed by the Company, and two of whom are appointed by KYB. As for day-to-day operating matters, approval by at least three-fifths of the members of such board of directors is required. The chairman of such board of directors is appointed by the Company and the general manager is appointed by KYB.

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

Wuhu Hongrun was formed in 2019, with 62% owned by the Company and 38% owned by the other two parties. The authority of Wuhu Hongrun is its board of shareholders, which is comprised of all shareholders. The board of directors comprised of five directors, which are elected by the general meeting of shareholders. As for day-to-day operating matters, approval by a half of the members of such board of shareholders is required. The chairman is elected by the board of directors and the general management is appointed by the board of directors.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The Company is of the opinion that the critical accounting estimates related to share of the income or losses from the limited partnerships, warranty obligations, valuation of long-lived assets, allowance for doubleful accounts and provision for inventory impairment. Actual results could differ from those estimates.

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

For the year ended December 31, 2024 and 2023, the Company reversed $1.0 million and recorded $1.1 million expected credit loss expense in general and administrative expenses, respectively. As of December 31, 2024, the expected credit loss provision for the current and non-current assets were $13.8 million and $ nil, respectively.

78 | Page

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

Land use rights are carried at cost less accumulated amortization and impairment losses, if any. Amortization is computed using the straight-line method over the term specified in the land use right certificate for 45 years or 50 years, as applicable. Amortization expenses of land use rights were $0.3 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company had pledged land use rights with a net book value of approximately $4.2 million and $4.8 million, respectively, as security for its comprehensive credit facilities with banks in China.

Construction in Progress – Construction in progress, which represents buildings under construction, machinery and equipment pending installation, are stated at cost. Cost includes construction and acquisitions, and interest charges arising from borrowings used to finance assets during the period of construction or installation and testing. No provision for depreciation is made on assets under construction until such time as the relevant assets are completed and ready for their intended commercial use.

Gains or losses on disposal of property, plant and equipment are determined as the difference between the net disposal proceeds and the carrying amount of the relevant asset, and are recognized in the consolidated statements of income or loss on the date of disposal.

Interest Costs Capitalized - Interest costs incurred in connection with borrowings for the acquisition, construction or installation of property, plant and equipment are capitalized and depreciated as part of the asset’s total cost when the respective asset is placed into service. Interest costs capitalized for the years ended December 31, 2024 and 2023, were nil and $0.3 million, respectively.

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

79 | Page

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

Long-term Investments – The Company’s long-term investments include investments in corporations and investments in limited partnerships. Investments in corporations which the Company has the ability to exert significant influence are accounted for using the equity method. For equity investments in corporations where the Company has no significant influence and for which fair value is not readily determinable, the Company applies the measurement alternative by measuring the investment at cost, adjusted for impairment and observable price changes in orderly transactions. Investments in limited partnerships which the Company has more than virtually no influence are also accounted for using the equity method.

The Company adjusts the carrying amount of equity method investments for its share of the income or losses of the investees and reports the recognized income or losses in the consolidated statements of comprehensive income or loss.  The Company’s share of the income or losses of an investee is based on the shares of the investees held by the Company.

The limited partnerships mainly engage in equity investments. The income or losses of the limited partnerships were primarily attributable to changes in the estimated fair value of the underlying investments held by these limited partnerships. The fair value of the underlying investments was determined using valuation techniques based on market approach with inputs, which required significant judgment.

The Company continually reviews its investment to determine whether a decline in fair value below the carrying value is other than temporary. The primary factors the Company considers in its determination are the length of time that the fair value of the investment is below the Company’s carrying value and the financial condition, operating performance and near-term prospects of the investee. In addition, the Company considers the reason for the decline in fair value, including general market conditions, industry-specific or investee-specific reasons, changes in valuation subsequent to the balance sheet date and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the carrying value of the investment is written down to fair value.

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

80 | Page

Revenue Disaggregation

Revenue disaggregation under the segment reporting standard is measured on the same basis as under the revenue standard. Management has concluded that the disaggregation level is the same under both the revenue standard and the segment reporting standard, and does not repeat the disaggregation of revenue under both standards.

Pre-Production Costs Related to Long-Term Supply Arrangements

In a typical arrangement with the customer, purchase orders are issued for pre-production activities which consist of engineering, design and development, tooling and prototypes for the manufacture and delivery of component parts. The Company has assessed and concluded that these activities are not in the scope of ASC 606, “Revenue from Contracts with Customers”. Therefore, any related payments or reimbursements would not be presented as revenue from contracts with customers.

In accordance with ASC 340-10-25, Deferred costs and other assets, engineering, research and development, and other design and development costs related to products that will be sold under long-term supply arrangements requires such costs to be expensed as incurred or capitalized if reimbursement from the customer is contractually guaranteed. Costs for molds, dies and other tools used to make new products that will be sold under long-term supply arrangements without legal title or noncancelable use right are expensed as incurred or capitalized if reimbursement from the customer is contractually guaranteed.

Customer Deposits

As of December 31, 2024 and 2023, the Company has customer deposits of $4.4 million and $8.6 million, respectively. During the year ended December 31, 2024, $7.1 million was received and $11.3 million (including $2.6 million from the beginning balance of customer deposits) was recognized as net product sales revenue. During the year ended December 31, 2023, $9.0 million was received and $6.1 million (including $2.7 million from the beginning balance of customer deposits) was recognized as net product sales revenue. Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability.

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

81 | Page

Uncertain Tax Positions - In order to assess uncertain tax positions, the Company applies a more likely than not threshold and a two-step approach for tax position measurement and financial statement recognition. For the two-step approach, the first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon settlement. As of December 31, 2024 and 2023, the Company has no uncertain tax positions.

Product Warranties - The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties were based on, among other things, historical experience, product changes, material expenses, service and transportation expenses arising from the manufactured product. Estimates will be adjusted on the basis of actual claims and circumstances.

For the years ended December 31, 2024 and 2023, the warranties activities were as follows (figures are in thousands of USD):

	Year Ended December 31,
	2024	2023
Balance at the beginning of year	$30,440	$32,435
Additions during the year	17,416	11,309
Settlement within the year	(12,011)	(12,676)
Foreign currency translation loss	(508)	(628)
Balance at end of year	$35,337	$30,440

Pension - Most of the operations and employees of the Company are located in China. The Company records pension costs and various employment benefits in accordance with the relevant Chinese social security laws, which is approximately at a total of 35% and 35% of base salary for the years ended December 31, 2024 and 2023, respectively. Base salary levels are the average salary determined by the local governments. For employees in overseas countries, mainly U.S. and Brazil, the Company records pension costs and various employment benefits in accordance with the relevant overseas social security regulations, which is approximately at a total of 26% and 26% of base salary for the years ended December 31, 2024 and 2023, respectively.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable.

In 2024, the Company’s five largest customers accounted for 56.9% of the Company’s consolidated sales, with two customers accounting for more than 10% of consolidated sales (i.e., 20.3% and 18.2% of consolidated sales, which comprised a total of $250.3 million in sales included in the Hubei Henglong and Henglong segment (Note 26)).

In 2023, the Company’s five largest customers accounted for 40.4% of the Company’s consolidated sales, with one customer accounting for more than 10% of consolidated sales (i.e., 17.2% of consolidated sales, which comprised a total of $99.0 million in sales included in the Hubei Henglong segment (Note 26)).

At December 31, 2024 and 2023, approximately 44.7% and 7.3% of accounts receivable were from trade transactions with the aforementioned customer (accounting for more than 10% of consolidated sales).

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

82 | Page

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

Advertising, Shipping and Handling Costs – Advertising, shipping and handling costs are expensed as incurred and recorded in selling expenses. Shipping and handling costs relating to sales of $6.1 million and $5.7 million were included in selling expenses for the years ended December 31, 2024 and 2023, respectively.

Leases – The Company adopted ASU 2016-02, Leases, and other related ASUs (collectively, “ASC 842”). The Company determines if an arrangement is a lease upon inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The right to control the use of an asset includes the right to obtain substantially all of the economic benefits of the underlying asset and the right to direct how and for what purpose the asset is used. The Company’s major plants and buildings are self-owned and limited temporary small offices were rented. For leases with a term of 12 months or less, the Company makes an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company recognizes lease expenses for such leases on a straight-line basis over the lease term. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is the Company’s incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on the lease term and the economic environment of the applicable country or region. The discount rate used by the Company for its operating lease was 4.49%. As of December 31, 2024, the weighted average remaining lease term was 0.3 years. The Company did not have finance lease arrangements as of December 31, 2024.

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

83 | Page

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

Level 1 Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available. As at December 31, 2024 and 2023, the Company did not have any fair value assets and liabilities classified as Level 1.

Level 2 Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. As at December 31, 2024 and 2023, the Company did not have any fair value assets and liabilities classified as Level 2.

Level 3 Inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). As at December 31, 2024 and 2023, wealth management financial products with amounts of $0.02 million and $11.1 million, respectively, were classified as Level 3.

The Company’s financial instruments consist principally of cash and cash equivalents, pledged cash, time deposits, accounts and notes receivable, accounts and notes payable, advance payment or payable, other receivable or payable, accrued expenses and bank loans. As of December 31, 2024 and 2023, the respective carrying values of all financial instruments approximated fair value because any changes in fair value, after considering the discount rate, are immaterial.

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

84 | Page

In translating the financial statements of the Company’s China and Brazil subsidiaries and Genesis from their functional currency into the Company’s reporting currency of United States dollars, balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using an average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in cumulative other comprehensive income/(loss) in stockholders’ equity.

Certain Relationships and Related Transactions

The following are the related parties of the Company. The Company or the major shareholders of the Company directly or indirectly have interests in these related parties:

●	Wiselink Holding Limited, “Wiselink”
●	Xiamen Joylon Co., Ltd., “ Xiamen Joylon ”
●	Shanghai Tianxiang Automotive Parts Co., Ltd., “ Shanghai Tianxiang ”
●	Jiangling Tongchuang Machining Co., Ltd., “ Jiangling Tongchuang ”
●	Shanghai Hongxi Investment Inc, “ Hongxi ”
●	Hubei Wiselink Equipment Manufacturing Co., Ltd., “ Hubei Wiselink ”
●	Jingzhou Derun Agricultural S&T Development Co., Ltd., “ Jingzhou Derun ”
●	Jingzhou Tongying Alloys Materials Co., Ltd., “ Jingzhou Tongying ”
●	Wuhan Dida Information S&T Development Co., Ltd., “ Wuhan Dida ”
●	Hubei Wanlong Investment Co., Ltd., “ Hubei Wanlong ”
●	Jingzhou Yude Machining Co., Ltd., “ Jingzhou Yude ”
●	Honghu Changrun Automotive Parts Co., Ltd., “ Honghu Changrun ”
●	Jingzhou Henglong Real Estate Co., Ltd., “ Henglong Real Estate ”
●	Xiamen Joylon Automotive Parts Co., Ltd., “Xiamen Automotive Parts ”
●	Jingzhou Jiulong Material Co., Ltd., “ Jiulong Material ”
●	Wuhan Tongkai Automobile Motor Co., Ltd., “ Wuhan Tongkai ”
●	Jingzhou Natural Astaxanthin Inc, “Jingzhou Astaxanthin”
●	Hubei Asta Biotech Inc., “Hubei Asta”
●	Shanghai Yifu Automotive Electronics Technology Co., Ltd., “Shanghai Yifu”
●	Suzhou Qingyan Venture Capital Fund L.P., “Suzhou Qingyan”
●	Chongqing Qingyan Venture Capital Fund L.P., “Chongqing Qingyan”
●	Hubei Hongrun Intelligent System Co.,Ltd., “Hubei Hongrun”
●	Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”
●	Hubei Tongrun Automotive Parts Industry Development Co., Ltd., “Hubei Tongrun”
●	Hubei Qingyan Venture Capital Fund L.P, “Hubei Qingyan”
●	Hubei Henglongtianyu Pipe system Co.,Ltd., “Henglong Tianyu”
●	Wuhan Ewinlink Intelligent System Co., Ltd., “Ewinlink”
●	Hubei HLTW Automotive Lightweight Co.,Ltd., “Hubei HLTW”
●	Hubei Jinlv New Energy Battery Technology Co., Ltd., “Hubei Jinlv”
●	Hubei Yiling Intelligent Technology Co., Ltd., “Hubei Yiling”
●	Sentient AB
●	Suzhou Sentient Automotive Technology Co., Ltd., “Suzhou Sentient”
●	Suzhou Qingshan Zhiyuan Venture Capital Fund L.P., “Suzhou Qingshan”
●	Suzhou Mingzhi Intelligent Manufacturing Industry Investment Fund L.P., “Suzhou Mingzhi”
●	Jingzhou Henglong Real Estate Co., Ltd. Jingkai Branch, “Henglong Real Estate Jingkai Branch”
●	Jingzhou Jinyu Hotel Management Co., Ltd., “Jinyu Hotel”
●	Jiangsu Intelligent Connected Vehicle Innovation Center Co.,Ltd. “Jiangsu Intelligent”

85 | Page

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”).  ASU 2023-07 improves segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and application should be applied retrospectively, unless it is impracticable to do so. The Company adopted this guidance retrospectively, providing the additional disclosures as required. Refer to Note 26, “Segments Reporting” to the consolidated financial statements for more information.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”).  ASU 2023-09 enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted and application may be applied prospectively or retrospectively. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” It requires entities to disclose, in the notes to financial statements, specified information related to certain costs and expenses disaggregated by type. The standard improves transparency by providing more detailed information about the components of costs and expenses that would enable investors to better understand the major components of an entity’s income statement by referencing specific disclosures in the notes to financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2026. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

86 | Page

3.	Accounts and Notes Receivable

The Company’s accounts receivable on December 31, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	December 31,
	2024	2023
Accounts receivable - unrelated parties	$246,973	$164,231
Notes receivable - unrelated parties (1)	94,085	112,605
Total accounts and notes receivable - unrelated parties	341,058	276,836
Less: allowance for doubtful accounts - unrelated parties	(11,783)	(15,599)
Accounts and notes receivable, net - unrelated parties	329,275	261,237
Accounts and notes receivable - related parties	15,687	9,573
Less: allowance for doubtful accounts - related parties	(1,463)	(1,404)
Accounts and notes receivable, net - related parties	14,224	8,169
Accounts and notes receivable, net	$343,499	$269,406
(1)	Notes receivable represents accounts receivable in the form of bills of exchange whose acceptances and settlements are handled by banks.

As of December 31, 2024 and 2023, the Company pledged its notes receivable in amounts of $2.2 million and $11.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholder upon maturity (See Note 12).

As of December 31, 2024 and December 31, 2023, the Company pledged its accounts receivable with amounts of $0.4 million and $0.5 million, respectively, as collateral for banks to obtain the long-term loans.

The activity in the Company’s allowance for doubtful accounts of accounts receivable during the years ended December 31, 2024 and 2023, is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$17,003	$16,122
Amounts provided during the year	278	2,002
Amounts reversed of collection during the year	(1,213)	(463)
Writing off uncollectible account receivables	(2,544)	(410)
Foreign currency translation	(278)	(248)
Balance at end of year	$13,246	$17,003

4.	Advance Payments and Others

The Company’s advance payments and others as of December 31, 2024 and 2023, consisted of the following:

	Year Ended December 31,
	2024	2023
Input VAT	2,680	8,957
Prepayments for purchase of raw materials	2,804	3,206
Other receivables due from related parties	1,530	1,553
Prepaid income tax	1,350	948
Employee advances	749	448
Others	3,961	909
Total advance payments and others	13,074	16,021
Less: Allowance for doubtful accounts	(34)	(22)
Advance payments and others, net	$13,040	$15,999

87 | Page

5.	Inventories

The Company’s inventories at December 31, 2024 and 2023, consisted of the following (figures are in thousands of USD):

	December 31,
	2024	2023
Finished goods	$73,789	$62,760
Raw materials	19,946	28,505
Work in process	18,823	17,123
Others	—	4,004
Balance at end of year	$112,558	$112,392

The Company recorded $10.1 million and $4.8 million of provision of inventory impairment to cost of product sold for the years ended December 31, 2024 and 2023, respectively.

6.	Property, Plant and Equipment

The Company’s property, plant and equipment at December 31, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	December 31,
	2024	2023
Costs:
Machinery and equipment	$241,471	$241,761
Buildings	66,230	64,390
Electronic equipment	5,880	5,804
Motor vehicles	4,752	4,587
Construction in progress	14,783	11,821
Gross Total	333,116	328,363
Less: Accumulated depreciation	(227,850)	(226,436)
Less: Impairment	(1,446)	(568)
Balance at end of year	$103,820	$101,359

Depreciation charges for the years ended December 31, 2024 and 2023, were $18.7 million and $17.2 million, respectively.

As of December 31, 2024 and 2023, the Company pledged property, plant and equipment and land use right with net book value of approximately $31.4 million and $43.3 million, respectively, as security for its comprehensive credit facilities with banks in China.

7.	Intangible Assets

The Company’s intangible assets at December 31, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	December 31,
	2024	2023
Costs:
Management software license	$7,215	$7,055
Patent technology	1,842	2,340
Total intangible assets - at cost	9,057	9,395
Less: Accumulated amortization	(5,640)	(5,530)
Balance at end of year, net	$3,417	$3,865

88 | Page

Amortization expenses were $1.1 million and $1.0 million for the years ended December 31, 2024 and 2023, respectively.

	Estimated Amortization Expenses
	2025	2026	2027	2028	2029
Amortization expenses	$991	$878	$834	$531	$95

8.	Long-term Investments

The Company’s long-term investments on December 31, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	December 31,
	2024	2023
Limited Partnerships:
Hubei Venture Fund (1)	$14,294	$12,217
Chongqing Venture Fund (2)	12,426	13,158
Suzhou Qingshan (3)	7,300	8,409
Suzhou Mingzhi (4)	3,036	1,261
Suzhou Venture Fund (5)	1,654	3,387
Subtotal - Investments in limited partnerships	38,710	38,432
Corporations:
Sentient AB(6)	19,224	20,417
Bebest Shanghai(9)	2,782	—
Shanghai IAT(8)	1,316	—
Jingzhou Jinyu(7)	974	—
Henglong Tianyu	689	793
Jiangsu Intelligent	637	531
Subtotal - Investments in corporations	25,622	21,741
Total	$64,332	$60,173

Investment in Limited Partnerships

(1)

In March 2018, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Hubei Venture Fund”. As of December 31, 2024, Hubei Henglong owned 28.5% of Hubei Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Hubei Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. The Company’s share of income recognised from Hubei Venture Fund for the year ended December 31, 2024 was $2.2 million. There was no impairment on this investment during the year ended December 31, 2024.

(2)

In May 2016, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Chongqing Venture Fund”. As of December 31, 2024, Hubei Henglong owned 18.5% of Chongqing Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Chongqing Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. The Company’s share of the losses recognised from Chongqing Venture Fund for the year ended December 31, 2024 was $0.2 million. The Company also received $0.3 million in dividends from the fund, offsetting the cost of the investment. There was no impairment on this investment during the year ended December 31, 2024.

(3)

In January 2022, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Qingshan Zhiyuan Venture Capital Fund L.P., “Suzhou Qingshan Venture Fund”. As of December 31, 2024, Hubei Henglong owned 22.56% of Suzhou Qingshan’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Qingshan’s operating and financial policies. The investment is accounted for using the equity method. The Company’s share of the losses recognised from Suzhou Qingshan Venture Fund for the year ended December 31, 2024 was $1.0 million. There was no impairment on this investment during the year ended December 31, 2024.

89 | Page

(4)

In June 2023, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Mingzhi Intelligent Manufacturing Industry Investment Fund L.P., “Suzhou Mingzhi”. The Company agreed to subscribe 19.74% of the equity in Suzhou Mingzhi with a total consideration of RMB 30.0 million, equivalent to approximately $4.2 million, among which RMB 12.0 million, equivalent to approximately $1.7 million, were paid in 2024. As a limited partner, Hubei Henglong has more than virtually no influence over Suzhou Mingzhi’s operating and financial policies. The investment is accounted for using the equity method. The Company’s share of income recognised from Suzhou Mingzhi’s for the year ended December 31, 2024 was $0.1 million. There was no impairment on this investment during the year ended December 31, 2024.

(5)

In September 2014, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Suzhou Venture Fund”. As of December 31, Hubei Henglong owned 12.5% of the Suzhou Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Suzhou Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. The Company’s share of losses recognised from Suzhou Venture Fund for the year ended December 31, 2024 was $0.4 million. The Company also received $ 1.3 million in dividends from the fund, offsetting the cost of the investment. There was no impairment on this investment during the year ended December 31, 2024.

The Company’s share of income recognized from these investments in limited partnerships is $0.7 million in total for the year ended December 31, 2024, which was recorded as equity in earnings of affiliated company.

Investment in Corporations:

(6)

In June 2021, Hubei Henglong entered into a share purchase agreement with Jingzhou WiseDawn Electric Car Co., Ltd., “Jingzhou WiseDawn”, a related party controlled by the Company’s controlling shareholder, Mr. Chen Hanlin. In accordance with the agreement, CAAS would purchase 200 shares, representing 40% of Sentient AB’s share capital, from Jingzhou WiseDawn for total consideration of RMB 155.2 million, equivalent to approximately $24.5 million. The transaction was completed in March 2022. Pursuant to the share purchase agreement, the Company has the right to appoint two directors to the board of directors, so it can exercise significant influence over Sentient AB. Therefore, the investment is accounted for using the equity method. The Company’s share of losses of Sentient ABs for the year ended December 31, 2024 was $0.9 million. There was no impairment on this investment during the year ended December 31, 2024.

(7)

In October 2024, Hubei Henglong entered into an agreement with other parties to establish an associate company, “Jingzhou Jinyu Hotel Management Co., Ltd”, “Jingzhou Jinyu”. The Company subscribed 14.5% of the equity in Jingzhou Jinyu with a total consideration of RMB 15.0 million, equivalent to approximately $2.1 million, among which RMB 7.0 million, equivalent to approximately $1.0 million, were paid in 2024. The Company can exercise significant influence over Jingzhou Jinyu’s operating and financial policies, therefore accounted for the investments by using the equity method.

(8)

In July 2024, Hubei Henglong entered into an agreement with other parties to establish an associate company, Shanghai IAT International Automotive Technology Co., Ltd, “Shanghai IAT”. As of December 31, 2024, Hubei Henglong has paid RMB 10.0 million, equivalent to approximately $1.4 million, representing 25% of Shanghai IAT’s equity. The Company can exercise significant influence over Shanghai IAT’s operating and financial policies. The investment is accounted for using the equity method.

(9)

In December 2024, Hubei Henglong entered into a share purchase agreement with Bebest (Shanghai) Automotive Electronics Co., Ltd, “Bebest Shanghai”. In accordance with the agreement, Hubei Henglong would purchase 275,056 shares, representing 1.14% of Bebest Shanghai’s share capital, for total consideration of RMB 20.0 million, equivalent to approximately $2.8 million. The transaction was completed in December 2024. As the Company cannot exercise significant influence over Bebest Shanghai, in accordance with ASC 321, the Company elected to use the measurement alternative to measure such investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. The initial cost value of equity securities without readily determinable fair values were $2.8 million as of December 31, 2024. There was no re-measurement gain or loss being recognized in connection with equity investment accounted for using the measurement alternative for the year ended December 31, 2024. There was no impairment recorded on this investment for the year ended December 31, 2024.

90 | Page

The Company summarizes the condensed financial of the Company’s equity method investments as a group below (figures are in thousands of USD):

	December 31,
	2024	2023
Revenue	$27,282	$4,872
Gross loss	(162)	(951)
Loss from continuing operations	(7,174)	(2,038)
Net loss	$(7,148)	$(2,039)

9.Pre-Production Costs Related to Long-Term Supply Arrangements

At December 31, 2024, the Company recorded $7.4 million in the balance sheet in the Company’s consolidated financial statements, of pre-production costs for which customer reimbursement is contractually guaranteed. The reimbursable costs are recorded in “Other current assets” if reimbursement occurs in less than one year and in “Other non-current assets” if reimbursement occurs beyond one year. At December 31, 2024, the Company had $4.2 million and $3.2 million of reimbursable costs recorded in other current assets and other non-current assets, respectively.

10.	Deferred Income Tax Assets and Liabilities

The components of deferred tax assets and liabilities at December 31, 2024 and 2023, were as follows (figures are in thousands of USD):

	December 31,
	2024	2023
Losses carryforward (U.S.) (1)	$—	$—
Losses carryforward (Non-U.S.) (1)	5,938	7,967
Product warranties and other reserves	8,095	8,198
Property, plant and equipment	7,183	7,510
Bonus accrual	481	222
Other accruals	2,728	1,869
Deductible temporary difference related to revenue recognition	1,500	1,248
Others	3,210	3,215
Total deferred tax assets	29,135	30,229
Less: Valuation allowance (1)	(11,678)	(18,981)
Total deferred tax assets, net of valuation allowance	17,457	11,248

Deferred withholding tax for dividend distribution from PRC subsidiaries (Note 21)	3,885	3,943
Other taxable temporary differences	2,709	2,349
Total deferred tax liabilities	$6,594	$6,292
(1)	As of December 31, 2024, the net operating loss carry-forward for the Hong Kong entity for income tax purposes, amounting to $1.7 million, are available to reduce future years’ taxable income. These carry-forwards will not expire if not utilized, and the Company may carry the losses forward indefinitely. Net operating losses for China entities can be carried forward for 5 years to offset taxable income except for entities that qualify as a High & New Technology Enterprise, for which the net operating loss can be carried forward for 10 years. Therefore, as of December 31, 2024, the Company had net operating tax loss carry-forwards in PRC entities amounting to $2.5 million and $3.4 million which will expire from 2025 to 2034 and from 2025 to 2029, respectively, if not used.

However, as of December 31, 2024, valuation allowance was $11.7 million, including $0.1 million allowance for the Company’s deferred tax assets in the United States and $11.6 million allowance for the Company’s non-U.S. deferred tax assets primarily in China. Based on the Company’s current operations, management believes that all deferred tax assets in the United States and certain deferred tax assets in non-U.S. regions are not likely to be realized in the future.

91 | Page

The deferred tax assets and liabilities are classified in the consolidated balance sheets as follows (figures are in thousands of USD):

	December 31,
	2024	2023
Deferred tax assets	$14,748	$8,899
Deferred tax liabilities	3,885	3,943

The activity in the Company’s valuation allowance for deferred tax assets during the years ended December 31, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$18,981	$23,270
Amounts provided for during the year	343	589
Amounts reversed and used during the year	(7,435)	(4,511)
Foreign currency translation	(211)	(367)
Balance at end of year	$11,678	$18,981

11.	Bank Loans

Loans consist of the following as of December 31, 2024 and 2023 (figures are in thousands of USD):

	December 31,
	2024	2023
Short-term bank loans	$71,869	$48,005
Current portion of long-term bank loans	697	—
Subtotal	72,566	48,005

Long-term bank loans	$842	$1,221
Less: Current portion of long-term bank loans	(697)	—
Subtotal	145	1,221

Total	$72,711	$49,226
(1)	The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $216.2 million and $195.8 million, respectively, as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company has drawn down loans with an aggregate amount of $72.7 million and $49.2 million, respectively. The weighted average interest rate was 2.4% and 2.6%, respectively.
(2)	The Company borrowed a total of RMB 5.2 million from Chongqing Bank loans from April 2022 to July 2023, equivalent to approximately $0.7 million. These loans are due for repayment from March to April 2025 with an interest rate of 3.6 per annum. In accordance with the loan agreement, the Company should repay the principal of RMB100,000, equivalent to approximately $13,911, every six months starting on April 2023. The principal that will be repaid in 2025 is reclassified to short-term bank loans.

The Company must use the loans for the purpose specified in the borrowing agreement. If it fails to do so, it may be charged penalty interest or triggered early repayment. The Company complied with such financial covenants as of December 31, 2024.

92 | Page

12.	Accounts and Notes Payable

The Company’s accounts and notes payable at December 31, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	December 31,
	2024	2023
Accounts payable - unrelated parties	$185,304	$147,712
Notes payable - unrelated parties (1)	95,761	93,027
Accounts and notes payable - unrelated parties	281,065	240,739
Accounts and notes payable - related parties	11,743	12,839
Balance at end of year	$292,808	$253,578
(1)	Notes payable represent payables in the form of notes issued by the bank. As of December 31, 2024 and 2023, the Company has pledged cash of $44.1 million and $39.3 million, and also has pledged notes receivable of $2.2 million and $11.5 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholder upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of December 31, 2024 and 2023, the Company has used $60.2 million and $47.4 million of its credit facility, respectively, for issuing bank notes.

13.	Accrued Expenses and Other Payables

The Company’s accrued expenses and other payables at December 31, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	December 31,
	2024	2023

Accrued expenses	$19,653	$10,464
Warranty reserves (See Note 2)	35,337	30,440
Payables for overseas transportation and custom clearance	—	400
Dividends payable to common shareholders	1,773	—
Dividends payable to holders of non-controlling interests	417	424
Other payables	2,058	3,043
Balance at end of year	$59,238	$44,771

93 | Page

14. Taxes Payable

The Company’s taxes payable on December 31, 2024 and 2023, are summarized as follows (figures are in thousands of USD):

	December 31,
	2024	2023

Value-added tax payable	$2,870	$3,104
Tariffs payable	1,221	3,548
Long-term taxes payable - current portion (1)	8,781	7,024
Income tax payable	1,944	2,293
Other tax payable	492	1,298
Short-term taxes payable	$15,308	$17,267

	December 31,
	2024	2023

Long-term taxes payable	$8,781	$15,805
Less: Long-term taxes payable - current portion (1)	(8,781)	(7,024)
Long-term taxes payable (1)	$—	$8,781
(1)	A one-time transition tax of $35.6 million was recognized in the three months ended December 31, 2017 that represented management’s estimate of the amount of U.S. corporate income tax based on the deemed repatriation to the United States of the Company’s share of previously deferred earnings of certain non-U.S. subsidiaries of the Company mandated by the U.S. Tax Reform. The Company elected to pay the one-time transition tax over eight years commencing in April 2018. During the years ended December 31, 2024 and 2023, $7.0 million and $5.3 million, respectively, were paid by the Company. See Note 21 for more details about the U.S. Tax Reform.

15. Redeemable non-controlling interests

In September 2020, one of the Company’s subsidiaries issued shares to Hubei Venture Fund amounting to $0.7 million. The shares will be transferred to the Company and the other shareholder of the subsidiary on pro rata basis at the holder’s option if the subsidiary fails to complete a qualified IPO in a pre-agreed period of time after their issuance with a transfer price of par plus 6% per year. $0.5 million of the shares are subject to purchase by the Company and are therefore accounted for as redeemable non-controlling interests in mezzanine equity and are accreted to the redemption value over the period starting from the issuance date. At the end of 2024, the subsidiary failed to conduct an IPO and Hubei Venture required the Company’s subsidiary to redeem its shares in accordance with the agreement. This redeemable non-controlling interest is reclassified as a liability in the balance sheet in the Company’s consolidated financial statements as of December 31, 2024.

For the years ended December 31, 2024 and 2023, the Company recognized accretion of $0.02 million and $0.03 million to the redemption value of the shares over the period starting from the issuance date with a corresponding reduction to retained earnings.

16.	Stock Options

The stock option plan was approved at the Annual Meeting of Stockholders held on June 28, 2005 and extended to June 27, 2025 at the Annual Meeting of Stockholders held on September 16, 2014. The maximum common shares available for issuance under this plan is 2,200,000. The stock incentive plan provides for the issuance, to the Company’s officers, directors, management and employees who served over three years or have given outstanding performance, of options to purchase shares of the Company’s common stock. The Company has issued 658,850 stock options under this plan as of December 31, 2024.

94 | Page

Under the aforementioned plan, the stock options granted will have an exercise price equal to the closing price of the Company’s common stock traded on NASDAQ one day before the date of grant, and will expire two to five years after the grant date. Except for the 298,850 options granted to management in December 2008, which became exercisable on a ratable basis over the vesting period (3 years), the options were exercisable immediately on the grant dates. Stock options will be settled in shares of the Company’s common stock upon exercise and are recorded in the Company’s consolidated balance sheets under the caption “Additional paid-in capital.” As of December 31, 2024, the Company has sufficient unissued registered common stock for settlement of the stock incentive plan mentioned above.

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

The activities of stock options are summarized as follows, including granted, exercised and forfeited.

			Weighted-Average
		Weighted-Average	Contractual
	Shares	Exercise Price	Term (years)
Outstanding - January 1, 2023	30,000	$5.29	5
Expired	(7,500)	2.37	5
Outstanding - December 31, 2023	22,500	$6.26	5
Forfeited	(7,500)	6.26	5
Outstanding - December 31, 2024	15,000	$6.26	5

The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2024:

	Outstanding Stock	Weighted Average	Weighted Average	Number of Stock
Range of Exercise Prices	Options	Remaining Life	Exercise Price	Options Exercisable
$6.26	15,000	1.09	$6.26	15,000

As of December 31, 2024 and 2023, the total intrinsic value of the Company’s stock options that were exercisable were nil.

During the years ended December 31, 2024 and 2023, no stock options were exercised.

No stock options were granted during the year ended December 31, 2024 and 2023.

17.	Retained Earnings

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the years ended December 31, 2024 and 2023, the subsidiaries in China appropriated statutory reserves of $0.3 million and nil, respectively.

95 | Page

18.	Treasury Stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On December 5, 2018, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through December 4, 2019. The Board of Directors of the Company approved the extension of such program to December 4, 2020. On August 13, 2020, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $3.50 per share through August 12, 2021. On March 29, 2023, the Board of Directors of the Company approved a share repurchase program under which the Company is permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing market prices not to exceed $4.00 per share through March 30, 2024. On November 12, 2024, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing markets prices not to exceed $5.50 per share through November 15, 2025.

For the years ended December 31, 2024 and 2023, the Company repurchased 15,000 shares and nil of the Company for aggregate cash consideration of $0.1 million and nil, respectively, on the open market.

The repurchased shares are not cancelled and are presented as “treasury stock” on the balance sheet.

19.	Other Income, Net

During the years ended December 31, 2024 and 2023, the Company recorded other income which is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2024	2023
Government subsidy	$5,061	$3,777
Investment income	1,930	1,465
Loss from disposal of property, plant and equipment	(1,215)	—
Charity donation	—	103
Total other income, net	$5,776	$5,345

20.	Financial Expense/(Income), net

During the years ended December 31, 2024 and 2023, the Company recorded financial expense, net which is summarized as follows (figures are in thousands of USD):

	Year Ended December 31,
	2024	2023

Interest income	$(2,363)	$(1,524)
Foreign exchange loss/(income), net	2,107	(3,355)
Bank fees	343	213
Total financial expense/(income), net	$87	$(4,666)

96 | Page

21.	Income Taxes

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

According to PRC tax regulation, the Company should withhold income taxes for the profits distributed from the PRC subsidiaries to Genesis, the subsidiaries’ holding company incorporated in Hong Kong. For the profits that the PRC subsidiaries intended to distribute to Genesis, the Company accrues the withholding income tax as deferred tax liabilities. As of December 31, 2024 and 2023, the Company has recognized deferred tax liabilities of $3.9 million and $3.9 million for the undistributed profits of $38.8 million and $39.4 million, respectively, which are expected to be distributed to Genesis in the future. The Company intended to re-invest the remaining undistributed profits generated from the PRC subsidiaries in those subsidiaries indefinitely. As of December 31, 2024 and 2023, the Company still has undistributed earnings of approximately $331.7 million and $302.1 million, respectively, from investment in the PRC subsidiaries that are considered indefinitely reinvested. Had the undistributed earnings been distributed to Genesis and not indefinitely reinvested, the tax provision as of December 31, 2024 and 2023, of approximately $33.2 million and $30.2 million, respectively, would have been recorded. Such undistributed profits will be reinvested in Genesis and not further distributed to the parent company incorporated in the United States going forward.

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

In 2024, Henglong KYB was granted the title of “High & New Technology Enterprise” and based on the PRC income tax law, it is subject to enterprise income tax at a rate of 15% from 2025 to 2027.

According to the New CIT, Shanghai Henglong, Testing Center, Wuhan Hyoseong, Changchun Hualong, Chongqing, Wuhu Hongrun and Zhirong are subject to income tax at a rate of 25%.

Brazil Corporate Income Tax

Based on Brazilian income tax laws, Brazil Henglong is subject to income tax at a uniform rate of 24%, and a resident legal person is subject to additional tax at a rate of 10% for the part of taxable income over BRL 0.24 million, equivalent to approximately $0.05 million. The Company recognized income tax expenses of $1.3 million in Brazil for the year ended December 31, 2024 and $2.2 million for the year ended December 31, 2023.

97 | Page

Hong Kong Corporate Income Tax

The profits tax rate of Hong Kong is 16.5%. No provision for Hong Kong tax is made as Genesis is an investment holding company, and had no assessable income in Hong Kong for the years ended December 31, 2024 and 2023.

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

The provision for income taxes was calculated as follows (figures are in thousands of USD):

	Year Ended December 31,
	2024	2023
Tax rate	21%	21%
Income before income taxes	$44,131	$48,235
Income tax at federal statutory tax rate	9,268	10,129
Tax benefit of super deduction of R&D expense (1)	(3,122)	(5,674)
Effect of differences in foreign tax rate	1,687	1,669
Change in provision on valuation allowance for deferred income tax - U.S.	—	(349)
Change in provision on valuation allowance for deferred income tax - Non-U.S.	(7,092)	(3,573)
GILTI inclusion	3,998	3,228
Other differences	1,153	(293)
Total income tax expense	$5,892	$5,137
(1)	According to a new tax incentives policy promulgated by the State Tax Bureau of the PRC and effective from March 2021 onwards, enterprises engaged in research and development activities are entitled to claim an additional tax deduction amounting to 100% of their research and development expenses in determining their taxable income for the year.

98 | Page

The Company is subject to tax examination in the United States and China. The Company’s tax years for 2020 through 2024 are still open for examination in China. The Company’s tax years for 2015 through 2024 are still open for examination in the United States.

Uncertain Tax Positions

The Company did not have any uncertain tax positions for the years ended December 31, 2024 and 2023.

22.	Income Per Share

Basic net income per share is computed using the weighted average number of the common shares outstanding during the year.

For diluted income per share, the Company uses the treasury stock method for options, assuming the issuance of common shares, if dilutive, resulting from the exercise of options.

The calculations of basic and diluted income per share attributable to the parent company were (figures are in thousands of USD):

	Year Ended December 31,
	2024	2023
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$29,979	37,658
Denominator:
Weighted average ordinary shares outstanding - Basic	30,184,513	30,185,702
Dilutive effects of stock options	—	3,719
Denominator for dilutive income per share - Diluted	30,184,513	30,189,421
Net income per share attributable to the parent company’s common shareholders
Basic	0.99	1.25
Diluted	0.99	1.25

As of December 31, 2024 and 2023, the exercise prices for 15,000 and 22,500 outstanding stock options were above the weighted average market price of the Company’s common stock during the year ended December 31, 2024 and 2023, respectively. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

99 | Page

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

24.	Related Party Transactions

Related party transactions during the years ended December 31, 2024 and 2023, are as shown below (figures are in thousands of USD):

Merchandise Sold to Related Parties

	Year Ended December 31,
	2024	2023
Hubei Hongrun	$34,907	$33,829
Jingzhou Yude	12,129	11,390
Xiamen Automotive Parts	1,521	1,733
Other related parties	303	562
Total	$48,860	$47,514

Rental Income Obtained from Related Parties

	Year Ended December 31,
	2024	2023
Jingzhou Tongying	$207	$154
Wuhan Tongkai	138	130
Other related parties	16	16
Total	$361	$300

Materials Sold to Related Parties

	Year Ended December 31,
	2024	2023
Jingzhou Yude	$956	$965
Honghu Changrun	728	610
Jingzhou Tongying	214	354
Hubei Tongrun	204	—
Wuhan Tongkai	153	25
Jiangling Tongchuang	18	65
Other related parties	5	31
Total	$2,278	$2,050

100 | Page

Materials Purchased from Related Parties

	Year Ended December 31,
	2024	2023
Jingzhou Tongying	$15,178	$12,033
Wuhan Tongkai	6,308	8,311
Jiangling Tongchuang	4,478	3,390
Honghu Changrun	2,869	2,396
Hubei Wiselink	667	528
Henglong Tianyu	516	557
Hubei Yiling	62	57
Other related parties	10	16
Total	$30,088	$27,288

Technology and Services Provided by Related Parties (recorded in R&D Expenses)

	Year Ended December 31,
	2024	2023
Hubei Yiling	$240	$278
Hubei Asta	2	—
Suzhou Sentient	—	925
Hubei Wiselink	—	100
Total	$242	$1,303

Property, Plant and Equipment Purchased from Related Parties

	Year Ended December 31,
	2024	2023
Hubei Wiselink	$5,345	$2,451
Hubei Yiling	149	87
Henglong Real Estate	—	1,886
Total	$5,494	$4,424

As of December 31, 2024 and 2023, accounts receivable, accounts payable and advance payments between the Company and related parties are as shown below (figures are in thousands of USD):

Accounts and Notes Receivable from Related Parties

	December 31,
	2024	2023
Hubei Hongrun	$9,759	$4,352
Jingzhou Yude	3,903	3,067
Xiamen Automotive Parts	1,003	1,042
Xiamen Joylon	789	801
Other related parties	233	311
Total accounts and notes receivable - related parties	15,687	9,573
Less: allowance for doubtful accounts - related parties	(1,463)	(1,404)
Accounts and notes receivable, net - related parties	$14,224	$8,169

101 | Page

Accounts and Notes Payable to Related Parties

	December 31,
	2024	2023
Wuhan Tongkai	$4,001	$4,524
Jingzhou Tongying	3,520	3,708
Hubei Wiselink	2,263	2,675
Honghu Changrun	951	743
Henglong Tianyu	452	751
Jiangling Tongchuang	445	371
Other related parties	111	67
Total	$11,743	$12,839

Advance Payments for Property, Plant and Equipment to Related Parties

	December 31,
	2024	2023
Hubei Wiselink	$4,452	$3,609
Henglong Real Estate	2,118	2,150
Total	$6,570	$5,759

Advance Payments and Others to Related Parties

	December 31,
	2024	2023
Suzhou Sentient	$1,530	$1,553
Hubei Wiselink	402	82
Hubei Tongrun	178	151
Hubei Asta	84	105
Other related parties	8	100
Total	$2,202	$1,991

As of December 31, 2024, Hanlin Chen, our chairman, owns 57.25% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

25.	Commitments and Contingencies
a.	Legal proceedings

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

102 | Page

b.	Commitments

In addition to bank loans, notes payables, the related interest and other payables, the following table summarizes the Company’s non-cancelable commitments and contingencies as of December 31, 2024 (figures are in thousands of USD):

	Payment Obligations by Period
	2025	2026	2027	Thereafter	Total
Obligations for investment contracts (1)	$3,060	$696	$—	$—	$3,756
Obligations for purchasing and services	26,884	3,133	—	—	30,017
Total	$29,944	$3,829	$—	$—	$33,773
(1)	In October 2024, Hubei Henglong entered into an agreement with other parties to establish an associate company, “Jingzhou Jinyu Hotel Management Co., Ltd”, “Jingzhou Jinyu”. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 15.0 million, equivalent to approximately $2.1 million. As of December 31, 2024, Hubei Henglong has paid RMB 7.0 million, equivalent to approximately $1.0 million, representing 14.5% of Jingzhou Jinyu. The remaining consideration of RMB 8.0 million, equivalent to approximately $1.1 million, will be paid in 2025.

In July 2024, Hubei Henglong entered into an agreement with other parties to establish an associate company, Shanghai IAT. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 20.0 million, equivalent to approximately $2.8 million. As of December 31, 2024, Hubei Henglong has paid RMB 10.0 million, equivalent to approximately $1.4 million, representing 25.0% of Shanghai IAT’s equity. The remaining consideration of RMB 10.0 million, equivalent to approximately $1.4 million, will be paid within two years after December 31, 2024.

In June 2023, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Mingzhi. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 30.0 million, equivalent to approximately $4.2 million. As of December 31, 2024, Hubei Henglong has paid RMB 21.0 million, equivalent to approximately $2.9 million, representing 19.74% of Suzhou Mingzhi’s equity. The remaining consideration of RMB 9.0 million, equivalent to approximately $1.3 million, will be paid in 2025.

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

As of December 31, 2024 and 2023, in addition to the holding company (Genesis), the Company had 15 product sectors, six of which were reported as separate sectors and engaged in the production and sales of power steering, Henglong, Jiulong, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong. The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong ) and inspection and testing of automotive products (Zhirong).

103 | Page

The Company’s product sector information is as follows (figures are in thousands of USD):

	Henglong	Jiulong	Wuhu	Hubei Henglong	Henglong KYB	Brazil Henglong	Other Entities	Total
For the year ended December 31,2024
Net sales to China	$283,178	$62,193	$44,843	$454	$162,741	$—	$132,930	$686,340
Net sales to foreign countries	42,687	9,378	—	104,972	25,480	51,013	5,590	239,120
Total segment net sales	325,866	71,571	44,843	105,426	188,221	51,013	138,520	925,460
Less:
Cost of products sold	297,555	61,957	45,158	87,736	164,608	42,490	114,468	813,972
Selling, General and Research expense	19,521	7,362	2,939	14,090	8,776	2,566	27,361	82,615
Segment net income	$8,790	2,252	(3,254)	3,600	14,837	5,957	(3,309)	28,873
Segment total assets	$319,015	$61,040	$34,436	$404,151	$192,994	$31,350	$144,886	$1,187,872
Capital expenditure	$23,672	$3,811	$1,884	$8,046	$6,232	$32	$13,685	$57,362

	Henglong	Jiulong	Wuhu	Hubei Henglong	Henglong KYB	Brazil Henglong	Other Entities	Total
For the year ended December 31,2023
Net sales to China	$230,411	$63,065	$37,851	$1,550	$126,411	$—	$105,939	$565,227
Net sales to foreign countries	41,090	6,861	—	114,333	21,578	48,255	6,192	238,309
Total segment net sales	271,501	69,926	37,851	115,883	147,989	48,255	112,131	803,536
Less:
Cost of products sold	245,733	58,120	36,542	98,210	127,713	39,690	90,491	696,499
Selling, General and Research expense	22,486	7,506	2,823	15,196	10,213	2,100	20,508	80,832
Segment net income	$3,282	4,300	(1,514)	2,477	10,063	6,465	1,132	26,205
Segment total assets	$275,749	$56,452	$40,337	$401,212	$125,330	$26,543	$143,582	$1,069,205
Capital expenditure	$5,060	$1,353	$1,454	$14,407	$5,141	$192	$6,139	$33,746

The following table presents a reconciliation of net sales of reportable segments to consolidated net product sales:

	December 31,
	2024	2023
Net sales to China	$686,340	$565,227
Net sales to foreign countries	239,120	238,309
Total segment net sales	925,460	803,536
Eliminations	(274,525)	(227,182)
Total consolidated net product sales	$650,935	$576,354

104 | Page

The following table presents a reconciliation of net income of reportable segments to consolidated net income:

	December 31,
	2024	2023
Segment net income	$28,873	$26,205
Unallocated amounts:
Net gain on other sales	10,091	11,974
Other income, net	5,776	5,345
Interest Expenses	(1,813)	(1,021)
Financial (expense)/income, net	(87)	4,666
Other corporate items	951	706
Less: Income Taxes	(5,892)	(5,137)
Total consolidated net income	$37,899	$42,738

The following table presents a reconciliation of total assets of reportable segments to consolidated total assets:

	December 31,
	2024	2023
Segment total assets	$1,187,872	$1,069,205
Corporate	49,578	52,157
Eliminations	(386,871)	(354,922)
Total consolidated total assets	$850,579	$766,440

Financial information segregated by geographic region is as follows (figures are in thousands of USD):

	Net Sales (1)		Long-term assets (2)
	Year Ended December 31,		December 31,
	2024	2023	2024		2023
Geographic region:
China	$443,865	$374,929	$220,949		$127,751
United States	107,880	111,456	348		655
Other foreign countries	99,190	89,969	8,479		1,022
Total consolidated	$650,935	$576,354	$229,776	(2)	$129,428	(2)
(1)	Revenue is attributed to each country based on location of customers.
(2)

Pursuant to ASC 280-10-50-41, the deferred tax assets of $14.7 million and $8.9 million and the intangible assets of $3.4 million and $3.9 million were excluded from long-term assets as of December 31, 2024 and 2023, respectively.

105 | Page

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

3.1(ii)	Bylaws (incorporated by reference to Exhibit 3(ii) to the Company’s Form 10-SB filed on August 27, 2001)

3.1(iii)	Insider Trading Policy (incorporated by reference to Exhibit 3.1 (iii) to the Company's Form 10 - K filed on March 28, 2024)

4.1	Description of the Company’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (File No. 000-33123) filed on March 30, 2022.

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

21	Schedule of Subsidiaries (incorporated by reference to Note 1 of the consolidated financial statements of the Company in this Annual Report on Form 10-K)*

23.1	Consent of PricewaterhouseCoopers Zhong Tian LLP*

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10 - K)*

31.1	Rule 13a-14(a) Certification*

31.2	Rule 13a-14(a) Certification*

32.1	Section 1350 Certification*

32.2	Section 1350 Certification*

97	Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company's Form 10 - K filed on March 28, 2024)

101*

The following materials from the China Automotive Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 28, 2025, formatted in Extensible Business Reporting Language (XBRL):

104*	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

(i)	Consolidated Balance Sheets;
(ii)	Consolidated Statements of Income or Loss;

106 | Page

(iii)	Consolidated Statements of Comprehensive Income or Loss;
(iv)	Consolidated Statements of Changes in Stockholders’ Equity;
(v)	Consolidated Statements of Cash Flows; and
(vi)	Related Notes.
*	Filed herewith.

107 | Page