Form 10-Q
period 2025-03-31
CHINA AUTOMOTIVE SYSTEMS INC
filed 2025-05-14
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 14, 2025, the Company had 30,170,702 shares of common stock issued and outstanding.

CHINA AUTOMOTIVE SYSTEMS, INC.

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates”, “believes”, “expects”, “can”, “continues”, “could”, “estimates”, “expects”, “intends”, “may”, “plans”, “potential”, “predicts”, “should” or “will” or the negative of these terms or other comparable terminology. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date hereof. The Company’s expectations are as of the date this Form 10-Q is filed, and the Company does not intend to update any of the forward-looking statements after the date this Quarterly Report on Form 10-Q is filed to conform these statements to actual results, unless required by law. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net product sales ($11,493 and $11,360 sold to related parties for the three months ended March 31, 2025 and 2024)	$167,094	$139,394
Cost of products sold ($7,775 and $6,968 purchased from related parties for the three months ended March 31, 2025 and 2024)	138,509	115,325
Gross profit	28,585	24,069
Gain on other sales	1,151	514
Less: Operating expenses
Selling expenses	4,818	4,073
General and administrative expenses	7,565	5,547
Research and development expenses	8,713	5,312
Total operating expenses	21,096	14,932
Income from operations	8,640	9,651
Other income, net	1,941	2,403
Interest expense	(483)	(258)
Financial income/(expense), net	1,978	(12)
Income before income tax expenses and equity in losses of affiliated companies	12,076	11,784
Less: Income taxes	2,937	1,743
Add: Equity in losses of affiliated companies	(684)	(777)
Net income	8,455	9,264
Less: Net income attributable to non-controlling interests	1,333	989
Accretion to redemption value of redeemable non-controlling interests	—	(8)
Net income attributable to parent company’s common shareholders	$7,122	$8,267
Comprehensive income:
Net income	$8,455	$9,264
Other comprehensive income:
Foreign currency translation gain/(loss), net of tax	920	(348)
Comprehensive income	9,375	8,916
Less: Comprehensive income attributable to non-controlling interests	1,396	941
Accretion to redemption value of redeemable non-controlling interests	—	(8)
Comprehensive income attributable to parent company	$7,979	$7,967

Net income attributable to parent company’s common shareholders per share -
Basic	$0.24	$0.27
Diluted	$0.24	$0.27

Weighted average number of common shares outstanding -
Basic	30,170,702	30,185,702
Diluted	30,170,702	30,185,702

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$65,237	$56,961
Pledged cash	46,030	44,863
Accounts and notes receivable, net - unrelated parties	305,968	329,275
Accounts and notes receivable, net - related parties	17,586	14,224
Inventories	122,440	112,558
Other current assets	39,527	44,757
Total current assets	596,788	602,638
Non-current assets:
Property, plant and equipment, net	108,079	103,820
Land use rights, net	9,276	8,835
Long-term investments	63,492	64,332
Other non-current assets	67,717	70,954
Total assets	$845,352	$850,579

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$66,724	$72,566
Accounts and notes payable-unrelated parties	269,741	281,065
Accounts and notes payable-related parties	12,858	11,743
Accrued expenses and other payables	60,326	59,238
Other current liabilities	32,392	31,870
Total current liabilities	442,041	456,482
Long-term liabilities:
Other non-current liabilities	4,147	4,308
Total liabilities	$446,188	$460,790

Commitments and Contingencies (See Note 21)

Stockholders’ equity:
Common stock, $0.0001 par value – Authorized – 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of March 31, 2025 and December 31, 2024, respectively, including treasury stock	$3	$3
Additional paid-in capital	69,656	69,656
Retained earnings-
Appropriated	13,668	12,180
Unappropriated	295,907	290,273
Accumulated other comprehensive income	(13,923)	(14,780)
Treasury stock – 2,167,600 and 2,167,600 shares as of March 31, 2025 and December 31, 2024, respectively	(7,763)	(7,763)
Total parent company stockholders’ equity	357,548	349,569
Non-controlling interests	41,616	40,220
Total stockholders’ equity	399,164	389,789
Total liabilities and stockholders’ equity	$845,352	$850,579

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Three months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$8,455	$9,264
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	4,644	5,114
Addition/(reversal) of credit losses	222	(114)
Deferred income taxes	—	136
Equity in losses of affiliated companies	684	777
Impairment loss on property, plant and equipment	657	—
Loss on property, plant and equipment disposals	484	670
(Increase)/decrease in:
Accounts and notes receivable	20,412	2,335
Inventories	(9,729)	3,109
Other current assets and other non-current assets	1,406	1,091
Increase/(decrease) in:
Accounts and notes payable	(10,628)	(10,157)
Accrued expenses and other payables	954	96
Other current liabilities	529	(1,870)
Net cash provided by operating activities	18,090	10,451
Cash flows from investing activities:
Cash received from property, plant and equipment sales	393	108
Payments to acquire property, plant and equipment (including $2,572 and $1,615 paid to related parties for the three months ended March 31, 2025 and 2024, respectively)	(10,302)	(4,493)
Payments to acquire intangible assets	—	(18)
Purchase of short-term investments and long-term time deposits	(8,733)	(14,534)
Proceeds from maturities of short-term investments	15,244	2,370
Cash received from long-term investments	176	84
Net cash used in investing activities	(3,222)	(16,483)
Cash flows from financing activities:
Proceeds from bank loans	35,464	34,347
Repayments of bank loans	(41,471)	(41,866)
Cash received from capital contributions of a non-controlling interest	—	15,504
Net cash (used in)/provided by financing activities	(6,007)	7,985
Effects of exchange rate on cash, cash equivalents and pledged cash	582	(562)
Net increase in cash, cash equivalents and pledged cash	9,443	1,391
Cash, cash equivalents and pledged cash at beginning of the period	101,824	155,194
Cash, cash equivalents and pledged cash at end of the period	$111,267	$156,585

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months Ended March 31, 2025 and 2024

1.           Organization and business

China Automotive Systems, Inc., “China Automotive”, was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc. China Automotive, including, when the context so requires, its subsidiaries, is referred to herein as the “Company”. The Company is primarily engaged in the manufacture and sale of automotive systems and components, as described below.

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

The Company owns interests in the following subsidiaries incorporated in the People’s Republic of China, the “PRC”, and Brazil as of March 31, 2025 and December 31, 2024.

	Percentage Interest
	March 31,	December 31,
Name of Entity	2025	2024
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [5]	100.00%	100.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	—	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	94.19%	94.19%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB” [12]	60.00%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong” [13]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” [14]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [15]	100.00%	100.00%
Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong” [16]	100.00%	100.00%
CAAS EUROPE S.r.l., “CAAS EUROPE” [17]	100.00%	—
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.
6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

7.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products. It has been deregistered in January 2025.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. In October 2024, Brazil Henglong changed its Articles. Under the new Articles, the Company’s equity interest in Brazil Henglong was changed to 94.19% from 95.84%. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.
12.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd. (“KYB”) established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment. In March 2024, KYB obtained an additional 6.6% equity interest in Henglong KYB for total consideration of RMB 110.0 million, equivalent to approximately $15.5 million. The Company retained its controlling interest in Henglong KYB.
13.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
14.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
15.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.
16.	In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products.
17.	In December 2024, Hubei Henglong formed CAAS EUROPE S.r.l., “CAAS EUROPE”, which mainly engages in design, prototyping, development and testing of parts and/or systems aimed at the automotive and commercial vehicle market. Hubei Henglong owns 100% of the shares of CAAS EUROPE and has consolidated it since its established.

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

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions in Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The accompanying interim condensed consolidated financial statements are unaudited, but in the opinion of the Company’s management, contain all necessary adjustments, which include normal recurring adjustments, for a fair statement of the results of operations, financial position and cash flows for the interim periods presented.

The condensed consolidated balance sheet as of December 31, 2024 is derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025.

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

No accounting standards newly issued during the three months ended March 31, 2025 had a material impact on the Company’s financial statements or disclosures.

(c)Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2024.

3.           Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of March 31, 2025 and December 31, 2024 are summarized as follows (figures are in thousands of USD):

	March 31, 2025	December 31, 2024
Accounts receivable - unrelated parties	$234,941	$246,973
Notes receivable - unrelated parties	82,834	94,085
Total accounts and notes receivable - unrelated parties	317,775	341,058
Less: allowance for credit losses - unrelated parties	(11,807)	(11,783)
Accounts and notes receivable, net - unrelated parties	305,968	329,275
Accounts and notes receivable - related parties	19,070	15,687
Less: allowance for credit losses - related parties	(1,484)	(1,463)
Accounts and notes receivable, net - related parties	17,586	14,224
Accounts and notes receivable, net	$323,554	$343,499

Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks or corporations.

As of March 31, 2025 and December 31, 2024, the Company pledged its notes receivable with amounts of $3.5 million and $2.2 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity (See Note 8).

As of March 31, 2025 and December 31, 2024, the Company pledged its accounts receivable with amounts of $0.4 million and $0.4 million, respectively, as collateral for banks to obtain the bank loans (See Note 7).

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of operations, amounted to $0.03 million for the three months ended March 31, 2025.

Provision for doubtful accounts and notes receivable, as reversed in the unaudited consolidated statements of operations, amounted to $0.1 million for the three months ended March 31, 2024.

During the three months ended March 31, 2025, the Company’s five largest customers accounted for 58.7% of its consolidated net product sales, with two customers individually accounting for more than 10.0% of consolidated net product sales, i.e., 21.2% and 16.7%. As of March 31, 2025, approximately 36.0% of accounts receivable were from trade transactions with the aforementioned customers.

During the three months ended March 31, 2024, the Company’s five largest customers accounted for 54.0% of its consolidated net product sales, with one customer individually accounting for more than 10.0% of consolidated net product sales, i.e., 26.9%. As of March 31, 2024, approximately 9.9% of accounts receivable were from trade transactions with the aforementioned customer.

4.           Inventories

The Company’s inventories as of March 31, 2025 and December 31, 2024 consisted of the following (figures are in thousands of USD):

	March 31, 2025	December 31, 2024
Raw materials	$25,224	$19,946
Work in process	21,791	18,823
Finished goods	75,425	73,789
Total	$122,440	$112,558

The Company recorded $1.7 million and $1.8 million of inventory write-down to cost of products sold for the three months ended March 31, 2025 and 2024, respectively.

5.           Long-term investments

The Company’s long-term investments as of March 31, 2025 and December 31, 2024, are summarized as follows (figures are in thousands of USD):

	March 31, 2025	December 31, 2024
Limited Partnerships:
Hubei Qingyan Venture Capital Fund L.P.	$14,186	$14,294
Chongqing Qingyan Venture Capital Fund L.P.	12,421	12,426
Suzhou Qingshan Zhiyuan Venture Capital Fund L.P.	7,296	7,300
Suzhou Mingzhi Intelligent Manufacturing Industry Investment Fund L.P.	2,989	3,036
Suzhou Qingyan Venture Capital Fund L.P.	1,254	1,654
Subtotal - Investments in limited partnerships	38,146	38,710
Corporations:
Sentient AB	18,881	19,224
Bebest (Shanghai) Automotive Electronics Co., Ltd.	2,786	2,782
Shanghai IAT International Automotive Technology Co., Ltd.	1,297	1,316
Jingzhou Jinyu Hotel Management Co., Ltd.	975	974
Hubei Henglongtianyu Pipe system Co., Ltd.	666	689
Jiangsu Intelligent Connected Vehicle Innovation Center Co., Ltd.	741	637
Subtotal - Investments in corporations	25,346	25,622
Total	$63,492	$64,332

The condensed financial information of the Company’s significant equity investee for the three months ended March 31, 2025 and 2024, Chongqing Qingyan Venture Capital Fund L.P., is summarized as follows (figures are in thousands of USD):

	Three months Ended March 31,
	2025	2024
Revenue	$—	$—
Gross profit	—	—
Loss from continuing operations	(2,128)	(1,824)
Net loss	$(2,128)	$(1,824)

6.           Property, plant and equipment, net

The Company’s property, plant and equipment, net as of March 31, 2025 and December 31, 2024 are summarized as follows (figures are in thousands of USD):

	March 31, 2025	December 31, 2024
Costs:
Machinery and equipment	$242,248	$241,471
Buildings	68,680	66,230
Electronic equipment	6,036	5,880
Motor vehicles	4,739	4,752
Construction in progress	19,408	14,783
Gross balance of property, plant and equipment	341,111	333,116
Less: Accumulated depreciation (1)	(230,927)	(227,850)
Less: Impairment	(2,105)	(1,446)
Balance of property, plant and equipment, net (2)	$108,079	$103,820
(1)	Depreciation charges were $4.2 million and $4.7 million for the three months ended March 31, 2025 and 2024, respectively.
(2)	As of March 31, 2025 and December 31, 2024, the Company pledged property, plant and equipment and land use rights with net book value of approximately $29.6 million and $31.4 million, respectively, as security for its comprehensive credit facilities with the banks in China.

7.           Loans

Loans consist of the following as of March 31, 2025 and December 31, 2024 (figures are in thousands of USD):

	March 31, 2025	December 31, 2024
Short-term bank loans	$66,026	$71,869
Current portion of long-term bank loans	698	697
Subtotal	66,724	72,566

Long-term bank loans	$783	$842
Less: Current portion of long-term bank loans	(698)	(697)
Subtotal	85	145

Total	$66,809	$72,711

The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $244.4 million and $216.2 million, respectively, as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company has drawn down loans under these facilities with an aggregate amount of $66.8 million and $72.7 million, respectively. The weighted average interest rate was 2.5% and 2.4% per annum, for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants during the three months ended March 31, 2025.

8.           Accounts and notes payable

The Company’s accounts and notes payable as of March 31, 2025 and December 31, 2024 are summarized as follows (figures are in thousands of USD):

	March 31, 2025	December 31, 2024
Accounts payable - unrelated parties	$173,969	$185,304
Notes payable - unrelated parties (1)	95,772	95,761
Accounts and notes payable - unrelated parties	269,741	281,065
Accounts and notes payable - related parties	12,858	11,743
Total	$282,599	$292,808
(1)	Notes payable represent payables in the form of notes issued by the bank. As of March 31, 2025 and December 31, 2024, the Company has pledged cash of $44.2 million and $44.1 million, respectively. As of March 31, 2025 and December 31, 2024, the Company has pledged notes receivable of $3.5 million and $2.2 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity. The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. As of March 31, 2025 and December 31, 2024, the Company has used credit facilities for issue of bank notes with amount of $63.1 million and $60.2 million.

9.           Accrued expenses and other payables

The Company’s accrued expenses and other payables as of March 31, 2025 and December 31, 2024 are summarized as follows (figures are in thousands of USD):

	March 31, 2025	December 31, 2024
Accrued expenses	$17,911	$19,653
Warranty reserves (1)	37,357	35,337
Dividends payable to common shareholders	1,773	1,773
Dividends payable to holders of non-controlling interests	418	417
Other payables	2,867	2,058
Total	$60,326	$59,238
(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three months ended March 31, 2025 and 2024, the warranties activities were as follows (figures are in thousands of USD):

	Three months Ended March 31,
	2025	2024
Balance at beginning of the period	$35,337	$30,440
Additions during the period	4,450	3,863
Settlement within the period	(2,480)	(2,587)
Foreign currency translation	50	(51)
Balance at end of the period	$37,357	$31,665

10.         Pre-production costs related to long-term supply arrangements

As at March 31, 2025, the Company recorded $7.1 million in the balance sheet in the Company’s consolidated financial statements, of pre-production costs for which customer reimbursement is contractually guaranteed. The reimbursable costs are recorded in “Other current assets” if reimbursement occurs in less than one year and in “Other non-current assets” if reimbursement occurs beyond one year. As at March 31, 2025, the Company had $3.8 million and $3.3 million of reimbursable costs recorded in other current assets and other non-current assets, respectively.

11.         Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three months ended March 31, 2025 and 2024, are summarized as follows (figures are in thousands of USD):

	Three months Ended March 31,
	2025	2024
Balance at beginning of the period	$69,656	$63,731
Contribution by the non-controlling interest of Henglong KYB	—	5,991
Balance at end of the period	$69,656	$69,722

12.         Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three months ended March 31, 2025 and 2024, the subsidiaries in China appropriated statutory reserves of $1.5 million and $0.3 million, respectively.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three months ended March 31, 2025 and 2024, are summarized as follows (figures are in thousands of USD):

	Three months Ended March 31,
	2025	2024
Balance at beginning of the period	$12,180	$11,851
Appropriation of retained earnings	1,488	323
Balance at end of the period	$13,668	$12,174

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three months ended March 31, 2025 and 2024, are summarized as follows (figures are in thousands of USD):

	Three months Ended March 31,
	2025	2024
Balance at beginning of the period	$290,273	$284,832
Net income attributable to parent company	7,122	8,275
Accretion of redeemable non-controlling interests	—	(8)
Appropriation of retained earnings	(1,488)	(323)
Balance at end of the period	$295,907	$292,776

13.         Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three months ended March 31, 2025 and 2024, are summarized as follows (figures are in thousands of USD):

	Three months Ended March 31,
	2025	2024
Balance at beginning of the period	$(14,780)	$(8,258)
Foreign currency translation adjustment attributable to parent company	857	(300)
Balance at end of the period	$(13,923)	$(8,558)

14.         Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On November 12, 2024, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing markets prices not to exceed $5.50 per share through November 15, 2025. As of March 31, 2025 and December 31, 2024, the Company had cumulatively repurchased 15,000 and 15,000 shares, respectively, of the Company’s common stock under the program. The repurchased shares are presented as “treasury stock” on the balance sheet.

15.         Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three months ended March 31, 2025 and 2024, are summarized as follows (figures are in thousands of USD):

	Three months Ended March 31,
	2025	2024
Balance at beginning of the period	$40,220	$23,345
Net income attributable to non-controlling interests	1,333	989
Foreign currency translation adjustment attributable to non-controlling interests	63	(48)
Contribution by the non-controlling interest of Henglong KYB	—	9,513
Balance at end of the period	$41,616	$33,799

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

Customer Deposits

Customer deposits represent non-refundable cash deposits for customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability. The customer deposits also include prepayments from customers to cover the Company’s pre-production costs under long-term supply arrangements.

As of March 31, 2025 and December 31, 2024, the Company has customer deposits of $4.8 million and $4.4 million, respectively. During the three months ended March 31, 2025, $2.9 million was received, $2.1 million (including $0.3 million from the beginning balance of customer deposits) was recognized as net product sales revenue and $0.4 million was offset against reimbursable pre-production costs recognized in other assets. During the three months ended March 31, 2024, $2.1 million was received and $1.9 million (including $1.9 million from the beginning balance of customer deposits) was recognized as net product sales revenue.

17.         Financial income/(expense), net

During the three months ended March 31, 2025 and 2024, the Company recorded financial income/(expense), net which is summarized as follows (figures are in thousands of USD):

	Three months Ended March 31,
	2025	2024
Interest income	$378	$444
Foreign exchange gain/(loss), net	1,706	(359)
Bank charges	(106)	(97)
Total financial income/(expense), net	$1,978	$(12)

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

The calculations of basic and diluted income per share attributable to the parent company for the three months ended March 31, 2025 and 2024, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$7,122	$8,267
Denominator:
Weighted average shares outstanding	30,170,702	30,185,702
Dilutive effects of stock options	—	—
Denominator for dilutive income per share - Diluted	30,170,702	30,185,702
Net income per share attributable to parent company’s common shareholders - Basic	$0.24	$0.27
Net income per share attributable to parent company’s common shareholders - Diluted	$0.24	$0.27

As of March 31, 2025 and 2024, the exercise prices for 15,000 and 22,500 outstanding stock options exceeded the weighted average market price of the Company’s common stock during the three months ended March 31, 2025 and 2024. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

The PRC government also imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currencies out of China. The China-based Subsidiaries may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currencies. If the Company is unable to receive dividend payments from its subsidiaries, including the China-based subsidiaries, the Company may be unable to effectively finance its operations or pay dividends on its shares.

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

20.         Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related party sales

	Three Months Ended March 31,
	2025	2024
Merchandise sold to related parties	$11,493	$11,360
Materials and others sold to related parties	1,280	472
Rental income obtained from related parties	79	97
Total	$12,852	$11,929

Related party purchases

	Three Months Ended March 31,
	2025	2024
Materials purchased from related parties	$7,775	$6,968
Equipment purchased from related parties	277	670
Others purchased from related parties	79	106
Total	$8,131	$7,744

Related party receivables

	March 31, 2025	December 31, 2024
Accounts and notes receivable, net from related parties	$17,586	$14,224

Related party advance payments

	March 31, 2025	December 31, 2024
Advance payments for property, plant and equipment to related parties	$6,754	$6,570
Advance payments and others to related parties	1,904	2,202
Total	$8,658	$8,772

Related party payables

	March 31, 2025	December 31, 2024
Accounts and notes payable	$12,858	$11,743

These transactions were consummated under similar terms as those with the Company’s third-party customers and suppliers.

As of March 31, 2025, Hanlin Chen, the chairman of the board of directors of the Company, owns 57.25% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest and other payables, the following table summarizes the Company’s major commitments and contingencies as of March 31, 2025 (figures are in thousands of USD):

	Payment obligations by period
	2025	2026	2027	Thereafter	Total
Obligations for investment contracts(1)	$3,065	$697	$—	$—	$3,762
Obligations for purchasing and service agreements	28,480	4,033	—	—	32,513
Total	$31,545	$4,730	$—	$—	$36,275
(1)	In October 2024, Hubei Henglong entered into an agreement with other parties to establish an associate company, “Jingzhou Jinyu Hotel Management Co., Ltd”, “Jingzhou Jinyu”. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 15.0 million, equivalent to approximately $2.1 million. As of March 31, 2025, Hubei Henglong has paid RMB 7.0 million, equivalent to approximately $1.0 million, representing 14.5% of Jingzhou Jinyu. The remaining consideration of RMB 8.0 million, equivalent to approximately $1.1 million, will be paid in 2025.

In July 2024, Hubei Henglong entered into an agreement with other parties to establish an associate company, Shanghai IAT. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 20.0 million, equivalent to approximately $2.8 million. As of March 31, 2025, Hubei Henglong has paid RMB 10.0 million, equivalent to approximately $1.4 million, representing 25.0% of Shanghai IAT’s equity. The remaining consideration of RMB 10.0 million, equivalent to approximately $1.4 million, will be paid in 2025 and 2026.

In June 2023, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Mingzhi. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 30.0 million, equivalent to approximately $4.2 million. As of March 31, 2025, Hubei Henglong has paid RMB 21.0 million, equivalent to approximately $2.9 million, representing 19.74% of Suzhou Mingzhi’s equity. The remaining consideration of RMB 9.0 million, equivalent to approximately $1.3 million, will be paid in 2025.

22.         Off-balance sheet arrangements

As of March 31, 2025 and December 31, 2024, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

23.         Segment reporting

The accounting policies of the product sectors, each entity manufactures and sells different products and represents a different product sector, are the same as those described in the summary of significant accounting policies disclosed in the Company’s 2024 Annual Report on Form 10-K except that the disaggregated financial results for the product sectors have been prepared using a management approach, which is consistent with the basis and manner in which management internally disaggregates financial information for the purposes of assisting them in making internal operating decisions. Generally, the Company evaluates performance based on stand-alone product sector operating income and accounts for inter-segment sales and transfers as if the sales or transfers were to third parties, at current market prices. Each product sector is considered a reporting segment.

As of March 31, 2025, in addition to the holding company (Genesis), the Company had 16 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering, Henglong, Jiulong, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong. The other ten sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong), inspection and testing of automotive products (Zhirong) and development and testing of parts and/or systems of automotive and commercial vehicle market (CAAS EUROPE).

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

The Company’s product sector information is as follows (figures are in thousands of USD):

	Henglong	Jiulong	Wuhu	Hubei Henglong	Henglong KYB	Brazil Henglong	Other Entities	Total
Three Months Ended March 31, 2025
Net sales to China	$67,466	$17,722	$10,055	$25	$43,634	$—	$32,983	$171,885
Net sales to foreign countries	13,263	1,949	—	27,233	4,736	16,531	1,569	65,281
Total segment net sales	80,729	19,671	10,055	27,258	48,370	16,531	34,552	237,166
Less:
Cost of products sold	73,743	17,731	8,940	21,957	42,073	14,335	28,354	207,133
Selling, General and Research expense	6,526	1,908	570	2,112	1,869	586	8,519	22,090
Segment net income	$460	32	545	3,189	4,428	1,610	(2,321)	7,943

	Henglong	Jiulong	Wuhu	Hubei Henglong	Henglong KYB	Brazil Henglong	Other Entities	Total
Three Months Ended March 31, 2024
Net sales to China	$48,237	$15,280	$8,860	$262	$30,967	$—	$27,584	$131,190
Net sales to foreign countries	10,479	1,472	—	30,121	4,030	12,701	1,416	60,219
Total segment net sales	58,716	16,752	8,860	30,383	34,997	12,701	29,000	191,409
Less:
Cost of products sold	52,838	14,337	8,959	25,115	31,175	9,363	24,415	166,202
Selling, General and Research expense	4,463	1,819	583	2,796	2,019	507	5,128	17,315
Segment net income	$1,415	596	(682)	2,472	1,803	2,831	(543)	7,892

The following table presents a reconciliation of net sales of reportable segments to consolidated net product sales:

	Three Months Ended March 31,
	2025	2024
Net sales to China	$171,885	$131,190
Net sales to foreign countries	65,281	60,219
Total segment net sales	237,166	191,409
Eliminations	(70,072)	(52,015)
Total consolidated net product sales	$167,094	$139,394

The following table presents a reconciliation of net income of reportable segments to consolidated net income:

	Three Months Ended March 31,
	2025	2024
Segment net income	$7,943	$7,892
Unallocated amounts:
Net gain on other sales	1,496	3,023
Other income, net	1,941	2,403
Interest Expenses	(483)	(258)
Financial income/(expense), net	1,978	(12)
Other corporate items	(1,483)	(2,041)
Less: Income Taxes	(2,937)	(1,743)
Total consolidated net income	$8,455	$9,264

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

Most of the Company’s production and research and development institutes are located in China. As of March 31, 2025, the Company has approximately 4,313 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing its work to improve its operations and business structure and achieve profitable growth.

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. In October 2024, Brazil Henglong changed its Articles. Under the new Articles, the Company’s equity interest in Brazil Henglong was changed to 94.19% from 95.84%. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. Fujian Qiaolong was acquired by the Company in the second quarter of 2014, as a joint venture company that mainly manufactures and distributes drainage and rescue vehicles with mass flow, drainage vehicles with vertical downhole operation, crawler-type mobile pump stations, high-altitude water supply and discharge drainage vehicles, long-range control crawler-type mobile pump stations and other vehicles, which was disposed of by the Company in the second quarter of 2016. USAI was established in 2005, and the Company and Hubei Wanlong owned 83.34% and 16.66%, respectively. In May 2020, USAI merged with and into Wuhan Chuguanjie, a wholly-owned subsidiary of Wuhan Jielong, and it deregistered from the local business administration on April 28, 2020. Following the merger, 85.0% of Wuhan Chuguanjie was owned by the Company and 15.0% was owned by Hubei Wanlong. In April 2020, Hubei Henglong acquired 100.00% of the shares of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million. Changchun Hualong mainly engages in design and R&D of automotive parts. Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” was formed in December 2019, which mainly engages in the development, manufacturing and sale of high polymer materials. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu, for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. Following the acquisition, the Company owned 100% of the equity interests of Wuhu Henglong. Jingzhou Qingyan deregistered from the local business administration on June 22, 2022. In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products. In March 2024, KYB obtained an additional 6.6% equity interest in Henglong KYB for total consideration of RMB 110.0 million, equivalent to approximately $15.5 million, after that, Henglong owns 60.0% and KYB owns 40.0% of the shares of Henglong KYB. The Company retained its controlling interest in Henglong KYB. In October 2024, Brazil Henglong changed its Articles. Under the new Articles, the Company’s equity interest in Brazil Henglong was changed to 94.19% from 95.84%. In December 2024, Hubei Henglong formed CAAS EUROPE S.r.l., “CAAS EUROPE”, which mainly engages in design, prototyping, development and testing of parts and/or systems aimed at the automotive and commercial vehicle market. Hubei Henglong owns 100% of the shares of CAAS EUROPE.

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

			The fair value of the underlying investments was determined using valuation techniques based on market approach with inputs, which required significant judgment.	● Relevant market information ● Historical performance and future development prospects of underlying investments to assist the Company in determining an appropriate valuation methodology

Accrued liabilities and other long-term liabilities	Warranty obligations

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

			The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	● Future production estimates ● Customer preferences and decisions

Accounts receivable	Allowance for doubtful accounts	The Company is required, from time to time, to review the credit of customers and make timely provision of allowance for doubtful accounts.	The Company estimates the collectability of the receivables based on the future cash flows using historical experiences.	● Customer credit

Inventory	Provision for inventory impairment

The Company is required, from time to time, to review the turnover of inventory based on projections of anticipated future cash flows, including provision of inventory impairment for over market price and undesirable inventories.

			The Company estimates cash flows using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments.	● Future production estimates ● Customer preferences and decisions.

Recent Accounting Pronouncements

Please see Note 2 to the consolidated financial statements under Item 1 of Part I of this report.

Results of Operations - Three Months Ended March 31, 2025 and 2024

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended March 31,
	2025	2024	Change	Change%
Net product sales	$167,094	$139,394	$27,700	19.9%
Cost of products sold	138,509	115,325	23,184	20.1
Gain on other sales	1,151	514	637	123.9
Selling expenses	4,818	4,073	745	18.3
General and administrative expenses	7,565	5,547	2,018	36.4
Research and development expenses	8,713	5,312	3,401	64.0
Other income, net	1,941	2,403	(462)	(19.2)
Interest expense	483	258	225	87.2
Financial (income)/expense, net	(1,978)	12	(1,990)	(16,583.3)
Income taxes	2,937	1,743	1,194	68.5
Net income	8,455	9,264	(809)	(8.7)
Net income attributable to non-controlling interests	1,333	989	344	34.8
Net income attributable to parent company’s common shareholders	7,122	8,267	(1,145)	(13.9)%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	Three Months Ended March 31,				Three Months Ended March 31,
	2025	2024	Change		2025	2024	Change
Henglong	$80,729	$58,716	22,013	37.5%	$73,743	$52,838	20,905	39.6%
Jiulong	19,671	16,752	2,919	17.4	17,731	14,337	3,394	23.7
Wuhu	10,055	8,860	1,195	13.5	8,940	8,959	(19)	(0.2)
Hubei Henglong	27,258	30,383	(3,125)	(10.3)	21,957	25,115	(3,158)	(12.6)
Henglong KYB	48,370	34,997	13,373	38.2	42,073	31,175	10,898	35.0
Brazil Henglong	16,531	12,701	3,830	30.2	14,335	9,363	4,972	53.1
Other Entities	34,552	29,000	5,552	19.1	28,354	24,415	3,939	16.1
Total Segments	237,166	191,409	45,757	23.9	207,133	166,202	40,931	24.6
Elimination	(70,072)	(52,015)	(18,057)	34.7	(68,624)	(50,877)	(17,747)	34.9
Total	$167,094	$139,394	27,700	19.9%	$138,509	$115,325	23,184	20.1%

Net Product Sales

Net product sales were $167.1 million for the three months ended March 31, 2025, compared to $139.4 million for the same period in 2024, representing an increase of $27.7 million, or 19.9%, mainly due to the Company’s increased sales of electric power steering, “EPS” and partially offset by the appreciation of the USD against the RMB.

Net sales of traditional steering products and parts were $94.1 million for the three months ended March 31, 2025, compared to $92.0 million for the same period in 2024, representing an increase of $2.1 million, or 2.3%. Net sales of EPS systems and parts were $73.0 million for the three months ended March 31, 2025 and $47.4 million for the same period in 2024, representing an increase of $25.6 million, or 54.0%. As a percentage of net sales, sales of EPS were 43.7% for the three months ended March 31, 2025, compared with 34.0% for the same period in 2024.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $80.7 million for the three months ended March 31, 2025, compared with $58.7 million for the three months ended March 31, 2024, representing an increase of $22.0 million, or 37.5%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.
●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $19.7 million for the three months ended March 31, 2025, compared with $16.8 million for the three months ended March 31, 2024, representing an increase of $2.9 million, or 17.4%. The increase was mainly due to the increase in sales volume of products used in commercial vehicles.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $10.1 million for the three months ended March 31, 2025, compared to $8.9 million for the same period in 2024, representing an increase of $1.2 million, or 13.5%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles from Chery.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Stellantis N.V. and Ford. Net product sales for Hubei Henglong were $27.3 million for the three months ended March 31, 2025, compared with $30.4 million for the three months ended March 31, 2024, representing a decrease of $3.1 million, or 10.3%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Stellantis N.V.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $48.4 million for the three months ended March 31, 2025, compared with $35.0 million for the three months ended March 31, 2024, representing an increase of $13.4 million, or 38.2%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Net product sales for Brazil Henglong were $16.5 million for the three months ended March 31, 2025, compared to $12.7 million for the same period in 2024, representing an increase of $3.8 million, or 30.2%. The increase was mainly due to the increase in demand of Stellantis N.V.
●	Net product sales for other entities were $34.6 million for the three months ended March 31, 2025, compared to $29.0 million for the same period in 2024, representing an increase of $5.6 million, or 19.1%.

Cost of Products Sold

For the three months ended March 31, 2025, the cost of products sold was $138.5 million, compared to $115.3 million for the same period of 2024, representing an increase of $23.2 million, or 20.1%. The increase in cost of sales was mainly due to the increased sales volumes. Further analysis is as follows:

●	Cost of products sold for Henglong was $73.7 million for the three months ended March 31, 2025, compared to $52.8 million for the same period of 2024, representing an increase of $20.9 million, or 39.6%. The increase was mainly due to the increased sales volumes.
●	Cost of products sold for Jiulong was $17.7 million for the three months ended March 31, 2025, compared to $14.3 million for the same period of 2024, representing an increase of $3.4 million, or 23.7%. The increase was mainly due to the increased sales volumes.
●	Cost of products sold for Wuhu was $8.9 million for the three months ended March 31, 2025, which is stable compared to $9.0 million for the same period of 2024. The sales volume increased and the cost of sales stayed stable mainly because the large volume reduced fixed unit costs and the Company implemented various cost-cutting measures.
●	Cost of products sold for Hubei Henglong was $22.0 million for the three months ended March 31, 2025, compared to $25.1 million for the same period of 2024 representing a decrease of $3.2 million, or 12.6%. The decrease was mainly due to the decrease in sales volumes.

●	Cost of products sold for Henglong KYB was $42.1 million for the three months ended March 31, 2025, compared to $31.2 million for the same period in 2024, representing an increase of $10.9 million, or 35.0%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Cost of products sold for Brazil Henglong was $14.3 million for the three months ended March 31, 2025, compared to $9.4 million for the same period of 2024, representing an increase of $5.0 million, or 53.1%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Cost of products sold for other entities was $28.4 million for the three months ended March 31, 2025, compared to $24.4 million for the same period in 2024, representing an increase of $3.9 million, or 16.1%.

Gross margin was 17.1% for the three months ended March 31, 2025, which was consistent with 17.3% for the same period of 2024.

Selling Expenses

Selling expenses were $4.8 million for the three months ended March 31, 2025, as compared to $4.1 million for the same period of 2024, representing an increase of $0.7 million, or 18.3%, which was mainly due to the increased warehouse and logistic expenses related to the increased revenue.

General and Administrative Expenses

General and administrative expenses were $7.6 million for the three months ended March 31, 2025, as compared to $5.5 million for the same period of 2024, representing an increase of $2.0 million, or 36.4%, which was mainly due to the increased staff related expenses including an one-time severance cost of approximately $1.4 million at one subsidiary.

Research and Development Expenses

Research and development expenses (“R&D”) were $8.7 million for the three months ended March 31, 2025, as compared to $5.3 million for the same period of 2024, representing an increase of $3.4 million, or 64.0%, which was mainly due to the increased salary expenses and miscellaneous expenses related to R&D, caused by the increase in R&D activities.

Other Income, net

Other income, net was $1.9 million for the three months ended March 31, 2025, which was stable compared to $2.4 million for the three months ended March 31, 2024.

Interest Expense

Interest expense was $0.5 million for the three months ended March 31, 2025, which was stable compared to $0.3 million for the same period of 2024.

Financial (income)/expense, net

Financial income, net was $2.0 million for the three months ended March 31, 2025, as compared to financial expense, net of $0.01 million for the three months ended March 31, 2024, representing an increase in financial income of $2.0 million, which was primarily due to an increase in the foreign exchange gain due to the foreign exchange volatility.

Income Taxes

Income tax expense was $2.9 million for the three months ended March 31, 2025, as compared to $1.7 million for the three months ended March 31, 2024, which was primarily due to a higher income before income tax expenses as compared to the same period of last year and a higher expected annual effective tax rate in 2025 based on the latest annual forecast as compared to 2024.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $1.3 million for the three months ended March 31, 2025, compared to $1.0 million for the three months ended March 31, 2024, representing an increase of $0.3 million.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $7.1 million for the three months ended March 31, 2025, compared to $8.3 million for the three months ended March 31, 2024, representing a decrease of $1.2 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of March 31, 2025, the Company had cash and cash equivalents and short-term investments of $89.9 million, compared to $84.5 million as of December 31, 2024, representing an increase of $5.4 million, or 6.4%.

The Company had working capital (total current assets less total current liabilities) of $154.7 million as of March 31, 2025, compared to $146.2 million as of December 31, 2024, representing an increase of $8.5 million, or 5.8%.

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

Common share dividends

On July 19, 2024, the Company’s Board of Directors declared a special cash dividend of $0.8 per common share. The aggregate amount of the special dividend payment was $24.1 million. $22.4 million of the dividend has been paid in 2024 and the remaining $1.7 million will be paid before June 2025.

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

The Company had short-term loans of $66.7 million, long-term loans of $0.1 million and bankers’ acceptances of $101.8 million (See Note 8) as of March 31, 2025.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker’s acceptances is expected to be reduced by approximately $14.9 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker’s acceptances in the future, it may be required by the banks to provide additional mortgages of $14.9 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $9.7 million, which is 65.1%, the mortgage ratio, of $14.9 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of March 31, 2025, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available(2)	Used(3)	Value(4)
1. Comprehensive credit facilities	China CITIC Bank (1)	Jun-2026	103,786	77,655	25,103

2. Comprehensive credit facilities	Chongqing Bank	Apr-2025	975	768	975

3. Comprehensive credit facilities	China Constitution Bank (1)	Nov-2025	13,931	2,911	—

4. Comprehensive credit facilities	China Merchants Bank (1)	Jun-2027	13,931	5,420	—

5. Comprehensive credit facilities	China CITIC Bank (1)	May-2025	4,179	1,940	—

6. Comprehensive credit facilities	Bank of China (1)	Nov-2025	13,931	8,359	—

7. Comprehensive credit facilities	Bank of China	Dec-2025	6,966	—	—

8. Comprehensive credit facilities	Hankou Bank (1)	May-2025	13,931	2,575	—

9. Comprehensive credit facilities	China Everbright Bank (1)	Dec-2025	3,343	3,343	4,179

10. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Nov-2025	27,862	9,689	20,494

11. Comprehensive credit facilities	Hubei Bank (1)	Aug-2026	23,683	7,707	25,978

12. Comprehensive credit facilities	Industrial and Commercial Bank of China	Jul-2025	17,833	3,901	—

Total			244,351	124,268	76,729
(1)	The comprehensive credit facilities with China CITIC Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facility with China Constitution Bank is guaranteed by Hubei Henglong. The comprehensive credit facilities with China Merchants Bank are guaranteed by Hubei Henglong. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong. The comprehensive credit facilities with Hankou Bank are guaranteed by Hubei Henglong. The comprehensive credit facilities with China Everbright Bank are guaranteed by Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Hubei Bank are guaranteed by Chen Hanlin in addition to the above pledged assets.
(2)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(3)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $61.2 million and notes payable of $63.1 million as of March 31, 2025.

(4)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of March 31, 2025, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $116.9 million.

The Company may request the banks to issue notes payable or bank loans within its credit line using a 365-day revolving line.

The Company’s bank loan terms range from 3 months to 36 months. Pursuant to the comprehensive credit line arrangement, the Company pledged and guaranteed:

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

Short-term and Long-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of March 31, 2025 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
Bank of China	Working Capital	Mar 27, 2025	12	4,179	2.30%	Pay monthly	Mar 27, 2026

Industrial and Commercial Bank of China	Working Capital	Jan 27, 2025	12	3,901	2.30%	Pay monthly	Jan 27, 2026

China CITIC Bank	Working Capital	Oct 25, 2024	12	4,179	3.00%	Pay monthly	Oct 25, 2025

China CITIC Bank(1)	Working Capital	Apr 26, 2024	11	4,179	3.00%	Pay monthly	Apr 25, 2025

Bank of China	Working Capital	Jan 22, 2025	11	4,179	2.35%	Pay monthly	Jan 21, 2026

China CITIC Bank	Working Capital	Jun 25, 2024	12	4,179	3.00%	Pay monthly	Jun 25, 2025

Chongqing Bank(1)	Working Capital	Apr 14, 2022	35	10	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Apr 27, 2022	35	117	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	May 12, 2022	35	72	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	May 24, 2022	34	53	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Jun 16, 2022	33	42	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Jun 29, 2022	33	113	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Jul 28, 2022	32	78	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Jan 16, 2023	26	157	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Feb 20, 2023	25	19	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Mar 21, 2023	24	22	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Jul 18, 2023	20	15	3.25%	Pay semiannually	Apr 13, 2025

China CITIC Bank	Working Capital	Mar 18, 2025	12	6,687	1.40%	Pay in arrear	Mar 18, 2026

China CITIC Bank	Working Capital	Mar 25, 2025	11	4,681	1.40%	Pay in arrear	Mar 24, 2026

China CITIC Bank	Working Capital	Aug 7, 2024	12	5,154	1.55%	Pay in arrear	Aug 7, 2025

China CITIC Bank	Working Capital	Aug 22, 2024	11	2,508	1.55%	Pay in arrear	Aug 21, 2025

China CITIC Bank	Working Capital	Nov 26, 2024	11	2,090	1.65%	Pay in arrear	Nov 25, 2025

China CITIC Bank	Working Capital	Jan 20, 2025	12	4,458	1.45%	Pay in arrear	Jan 20, 2026

China CITIC Bank	Working Capital	Mar 18, 2025	12	3,706	1.40%	Pay in arrear	Mar 18, 2026

China CITIC Bank	Working Capital	Jul 31, 2024	11	4,124	1.55%	Pay in arrear	Jul 30, 2025

China CITIC Bank	Working Capital	Aug 19, 2024	11	2,229	1.55%	Pay in arrear	Aug 15, 2025

China CITIC Bank(1)	Working Capital	Oct 29, 2024	5	55	1.00%	Pay in arrear	Apr 22, 2025

China CITIC Bank(1)	Working Capital	Oct 29, 2024	5	15	1.00%	Pay in arrear	Apr 23, 2025

China CITIC Bank(1)	Working Capital	Oct 29, 2024	5	139	1.00%	Pay in arrear	Apr 22, 2025

China CITIC Bank(1)	Working Capital	Nov 1, 2024	5	969	1.00%	Pay in arrear	Apr 30, 2025

China CITIC Bank(1)	Working Capital	Nov 15, 2024	5	554	0.85%	Pay in arrear	Apr 30, 2025

China CITIC Bank	Working Capital	Jan 15, 2025	5	732	1.50%	Pay in arrear	Jun 24, 2025

China CITIC Bank	Working Capital	Jan 15, 2025	5	83	1.50%	Pay in arrear	Jun 19, 2025

China CITIC Bank	Working Capital	Feb 27, 2025	4	138	1.65%	Pay in arrear	Jun 30, 2025

China CITIC Bank	Working Capital	Jan 22, 2025	6	498	1.20%	Pay in arrear	Jul 24, 2025

China Merchants Bank	Working Capital	Mar 11, 2025	5	375	1.38%	Pay in arrear	Sep 6, 2025

China Merchants Bank	Working Capital	Mar 11, 2025	4	505	1.38%	Pay in arrear	Jul 22, 2025

China Merchants Bank	Working Capital	Mar 11, 2025	4	3	1.38%	Pay in arrear	Jul 23, 2025

China Merchants Bank	Working Capital	Mar 11, 2025	3	14	1.38%	Pay in arrear	Jun 27, 2025

China Merchants Bank	Working Capital	Mar 11, 2025	3	69	1.38%	Pay in arrear	Jun 25, 2025

China Merchants Bank	Working Capital	Mar 11, 2025	3	497	1.38%	Pay in arrear	Jun 30, 2025

China Merchants Bank	Working Capital	Mar 11, 2025	3	3	1.38%	Pay in arrear	Jun 25, 2025

China Merchants Bank	Working Capital	Mar 25, 2025	3	656	1.70%	Pay in arrear	Jun 24, 2025

Banco Safra S/A(1)	Working Capital	Jul 6, 2023	21	15	7.31%	Pay monthly	Apr 7, 2025

Banco Safra S/A(1)	Working Capital	Jul 6, 2023	22	15	7.31%	Pay monthly	May 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	23	15	7.31%	Pay monthly	Jun 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	24	15	7.31%	Pay monthly	Jul 7, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	25	15	7.31%	Pay monthly	Aug 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	26	15	7.31%	Pay monthly	Sep 8, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	27	15	7.31%	Pay monthly	Oct 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	28	15	7.31%	Pay monthly	Nov 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	29	15	7.31%	Pay monthly	Dec 8, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	30	15	7.31%	Pay monthly	Jan 6, 2026

Banco Safra S/A	Working Capital	Jul 6, 2023	31	15	7.31%	Pay monthly	Feb 6, 2026

Banco Safra S/A	Working Capital	Jul 6, 2023	32	15	7.31%	Pay monthly	Mar 6, 2026

Banco Safra S/A(1)	Working Capital	Jun 29, 2023	22	9	7.44%	Pay monthly	Apr 29, 2025

Banco Safra S/A(1)	Working Capital	Jun 29, 2023	23	9	7.44%	Pay monthly	May 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	24	9	7.44%	Pay monthly	Jun 30, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	25	9	7.44%	Pay monthly	Jul 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	26	9	7.44%	Pay monthly	Aug 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	27	9	7.44%	Pay monthly	Sep 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	28	9	7.44%	Pay monthly	Oct 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	29	9	7.44%	Pay monthly	Dec 1, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	30	9	7.44%	Pay monthly	Dec 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	31	9	7.44%	Pay monthly	Jan 29, 2026

Banco Safra S/A	Working Capital	Jun 29, 2023	32	9	7.44%	Pay monthly	Mar 2, 2026

Banco Safra S/A	Working Capital	Jun 29, 2023	33	9	7.44%	Pay monthly	Mar 30, 2026

Banco Safra S/A	Working Capital	Jul 6, 2023	36	59	7.31%	Pay monthly	Jul 6, 2026

Banco Safra S/A	Working Capital	Jun 29, 2023	36	26	7.44%	Pay monthly	Jun 29, 2026
Total				$66,809
(1)	These bank loans were repaid in April and May 2025 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest payment of 30% to 100%. The Company had complied with such financial covenants as of March 31, 2025.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of March 31, 2025 (figures are in thousands of USD):

			Amount
			Payable on
Purpose	Term (Months)	Due Date	Due Date
Working Capital(1)	6	Apr. 2025	17,161
Working Capital(1)	6	May 2025	20,528
Working Capital	6	Jun. 2025	15,728
Working Capital	6	Jul. 2025	15,895
Working Capital	6	Aug. 2025	14,905
Working Capital	6	Sep. 2025	17,549
Total (See Note 8)			$101,766

(1)The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of March 31, 2025.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 was $18.1 million, compared to net cash provided in operating activities of $10.5 million for the same period of 2024, representing an increase in net cash inflows by $7.6 million, which was mainly due to (1) the increase in the cash outflows from movements of inventories by $12.8 million, (2) the increase in cash inflows from other current liabilities by $2.4 million, and (3) the increase in the cash inflows from movements of accounts and notes receivable by $18.1 million.

(b)	Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $3.2 million, as compared to net cash used in investing activities of $16.5 million for the same period of 2024, representing a decrease in net cash outflows by $13.3 million, which was mainly due to the net effect of (1) the increase in cash inflows from proceeds from maturities of short-term investments by $12.9 million, (2) the increase in cash outflows from payments to acquire property plant and equipment of $5.8 million, and (3) the decrease in cash outflows from purchase of short-term investments and long-term time deposits by $5.8 million.

(c)	Financing Activities

Net cash used by financing activities for the three months ended March 31, 2025 was $6.0 million, compared to net cash provided by financing activities of $8.0 million for the same period of 2024, representing an increase in net cash outflows by $14.0 million, which was mainly due to the net effect of (1) the increase in cash inflows from proceeds from bank loan by $1.1 million, and (2) the decrease in cash received from capital contributions by $15.5 million.

Off-Balance Sheet Arrangements

As of March 31, 2025 and December 31, 2024, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There were no material changes to the disclosure made in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 regarding this matter.

ITEM 4.          CONTROLS AND PROCEDURES.

A.	Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS.

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report on Form 10-K, as updated and supplemented below. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here and in our 2024 Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, results of operations and/or financial condition. The discussion of the risk factor below updates the corresponding disclosure under “Changes in political, business, economic and trade relations between the United States and China may have a material adverse impact on our business, results of operations and financial condition” in the 2024 Annual Report on Form 10-K and may contain material changes to the corresponding risk factor discussion in our 2024 Annual Report on Form 10-K.

Changes in geopolitical, business and economic conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business, results of operations and financial condition.

Our operations and performance are significantly impacted by global, U.S., China and regional geopolitical, business and economic conditions. The global macroeconomic environment continues to be challenging due to the effects of inflation, instability in global credit markets, uncertainty regarding global central bank monetary policy, instability in the geopolitical environment in many parts of the world, current economic challenges in the U.S. and China, and other factors. Periods of diplomatic or armed conflict, such as the ongoing conflict in Ukraine, tensions in the Middle East and China-Taiwan relations, may result in (i) new and rapidly evolving sanctions and trade restrictions, which may impair trade with sanctioned individuals and countries, and (ii) negative impacts to global and regional trade ecosystems among our customers, suppliers, and us. Non-compliance with sanctions, as well as general ecosystem disruptions, could result in reputational harm, operational delays, monetary fines, lost revenues, increased costs, lost export privileges or criminal sanctions.

The U.S. government recently announced changes to its trade policies, including increasing tariffs on imports, in some cases significantly, and potentially negotiating or terminating existing trade agreements. Some of the announced tariffs apply to exports of our component parts and finished products to the U.S. from China, which could significantly increase our sales prices to American customers. In fiscal year 2024, our export sales to the U.S. were about $108 million, constituting 16.6% of our total sales. The adoption and expansion of tariffs, quotas and embargoes, sanctions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies, has the potential to adversely impact our sales to American customers, our costs, our suppliers and the world economy in general, which in turn could have a material adverse effect on our business, results of operations and financial condition.

The current tariff environment is dynamic and uncertain, as the U.S. government has imposed, modified and paused tariffs multiple times since the beginning of 2025. Changes to tariffs and other trade restrictions can be announced at any time with little or no notice. We cannot predict with certainty the future trade policy of the United States or other countries. We are currently evaluating the potential impact of the imposition of tariffs on our business and financial condition. However, the ultimate impact of any announced or future tariffs will depend on many factors, including (i) whether such tariffs are ultimately implemented, (ii) the timing and duration of implementation and the amount, scope and nature of such tariffs and (iii) potential exclusions from the application of those tariffs.

Additionally, potential tariffs or other U.S. trade policy measures could trigger retaliatory actions by other countries, such as China. For example, in response to the recent tariffs announced by the U.S. government, on April 12, 2025, China imposed a 125% tariff on goods imported from the U.S. The escalation of trade tensions could impact the Company in a variety of ways, including (i) increases in manufacturing costs, (ii) disruptions or delays to our global supply chain, (iii) limitations on our ability to sell our products abroad, and (iv) reductions in sales volumes and gross margins for our products, any of which could negatively affect our business, results of operations and financial condition.

Furthermore, tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, significant inflation, and ultimately reduced demand for automobiles with a corresponding reduced demand for our auto parts products. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital expenditures, or refinancing of debt maturities on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities.

The above factors, as well as other geopolitical, business and economic factors in the U.S., China and elsewhere, could have a material adverse effect on our business, results of operations and financial condition, including:

●	changes in economic, monetary and fiscal policies in the U.S. and other countries;
●	a global or regional economic slowdown in any of our market segments;
●	policies in various countries that favor domestic industries or restrict foreign companies;
●	postponement of spending, in response to tighter credit, financial market volatility and other factors;
●	rapid escalation of the cost of regulatory compliance and litigation; and
●	credit risks, longer payment cycles and other challenges in collecting accounts receivable.

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: May 14, 2025	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: May 14, 2025	By:	/s/ Jie Li
Jie Li
Chief Financial Officer