Form 10-Q
period 2025-06-30
CHINA AUTOMOTIVE SYSTEMS INC
filed 2025-08-13
CIK 1157762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the Company had 30,170,702 shares of common stock issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Three Months Ended June 30,
	2025	2024
Net product sales ($8,522 and $13,550 sold to related parties for the three months ended June 30, 2025 and 2024)	$176,245	$158,608
Cost of products sold ($7,771 and $7,689 purchased from related parties for the three months ended June 30, 2025 and 2024)	145,698	129,306
Gross profit	30,547	29,302
Gain on other sales	455	1,720
Less: Operating expenses
Selling expenses	4,514	4,614
General and administrative expenses	5,412	7,418
Research and development expenses	8,092	8,184
Total operating expenses	18,018	20,216
Income from operations	12,984	10,806
Other income, net	1,060	1,735
Interest expense	(292)	(183)
Financial income/(expense), net	1,327	(690)
Income before income tax expenses and equity in earnings of affiliated companies	15,079	11,668
Less: Income taxes	4,049	2,108
Add: Equity in losses of affiliated companies	(658)	(805)
Net income	10,372	8,755
Less: Net income attributable to non-controlling interests	2,747	1,608
Accretion to redemption value of redeemable non-controlling interests	—	(7)
Net income attributable to parent company’s common shareholders	$7,625	$7,140
Comprehensive income:
Net income	$10,372	$8,755
Other comprehensive income:
Foreign currency translation gain/(loss), net of tax	1,342	(2,846)
Comprehensive income	11,714	5,909
Less: Comprehensive income attributable to non-controlling interests	2,887	1,431
Accretion to redemption value of redeemable non-controlling interests	—	(7)
Comprehensive income attributable to parent company	$8,827	$4,471

Net income attributable to parent company’s common shareholders per share -
Basic	$0.25	$0.24
Diluted	$0.25	$0.24

Weighted average number of common shares outstanding -
Basic	30,170,702	30,185,702
Diluted	30,170,702	30,185,702

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands of USD, except share and per share amounts)

	Six Months Ended June 30,
	2025	2024
Net product sales ($20,015 and $24,910 sold to related parties for the six months ended June 30, 2025 and 2024)	$343,339	$298,002
Cost of products sold ($15,546 and $14,657 purchased from related parties for the six months ended June 30, 2025 and 2024)	284,207	244,631
Gross profit	59,132	53,371
Gain on other sales	1,606	2,234
Less: Operating expenses
Selling expenses	9,332	8,687
General and administrative expenses	12,977	12,965
Research and development expenses	16,805	13,496
Total operating expenses	39,114	35,148
Income from operations	21,624	20,457
Other income, net	3,001	4,138
Interest expense	(775)	(441)
Financial income/(expense), net	3,305	(702)
Income before income tax expenses and equity in earnings of affiliated companies	27,155	23,452
Less: Income taxes	6,986	3,851
Add: Equity in losses of affiliated companies	(1,342)	(1,582)
Net income	18,827	18,019
Less: Net income attributable to non-controlling interests	4,080	2,597
Accretion to redemption value of redeemable non-controlling interests	—	(15)
Net income attributable to parent company’s common shareholders	$14,747	$15,407
Comprehensive income:
Net income	$18,827	$18,019
Other comprehensive income:
Foreign currency translation gain/(loss), net of tax	2,262	(3,194)
Comprehensive income	21,089	14,825
Less: Comprehensive income attributable to non-controlling interests	4,283	2,372
Accretion to redemption value of redeemable non-controlling interests	—	(15)
Comprehensive income attributable to parent company	$16,806	$12,438

Net income attributable to parent company’s common shareholders per share -
Basic	$0.49	$0.51
Diluted	$0.49	$0.51

Weighted average number of common shares outstanding -
Basic	30,170,702	30,185,702
Diluted	30,170,702	30,185,702

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Balance Sheets

(In thousands of USD unless otherwise indicated)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$102,194	$56,961
Pledged cash	36,774	44,863
Accounts and notes receivable, net - unrelated parties	279,144	329,275
Accounts and notes receivable, net - related parties	15,064	14,224
Inventories	116,518	112,558
Other current assets	50,271	44,757
Total current assets	599,965	602,638
Non-current assets:
Property, plant and equipment, net	114,705	103,820
Land use rights, net	9,235	8,835
Long-term investments	61,876	64,332
Other non-current assets	57,935	70,954
Total assets	$843,716	$850,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans	$71,946	$72,566
Accounts and notes payable-unrelated parties	257,418	281,065
Accounts and notes payable-related parties	12,186	11,743
Accrued expenses and other payables	60,002	59,238
Other current liabilities	27,477	31,870
Total current liabilities	429,029	456,482
Long-term liabilities:
Other non-current liabilities	3,809	4,308
Total liabilities	$432,838	$460,790

Commitments and Contingencies (See Note 21)

Stockholders’ equity:
Common stock, $0.0001 par value – Authorized – 80,000,000 shares; Issued – 32,338,302 and 32,338,302 shares as of June 30, 2025 and December 31, 2024, respectively	$3	$3
Additional paid-in capital	69,656	69,656
Retained earnings-
Appropriated	13,668	12,180
Unappropriated	303,532	290,273
Accumulated other comprehensive income	(12,721)	(14,780)
Treasury stock –2,167,600 and 2,167,600 shares as of June 30, 2025 and December 31, 2024, respectively	(7,763)	(7,763)
Total parent company stockholders’ equity	366,375	349,569
Non-controlling interests	44,503	40,220
Total stockholders’ equity	410,878	389,789
Total liabilities and stockholders’ equity	$843,716	$850,579

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Condensed Unaudited Consolidated Statements of Cash Flows

(In thousands of USD unless otherwise indicated)

	Six months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$18,827	$18,019
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation and amortization	8,267	9,868
(Reversal)/addition of credit losses	(159)	9
Equity in losses of affiliated companies	1,342	1,582
Impairment loss on property, plant and equipment	657	—
Loss on disposal of property, plant and equipment	580	773
(Increase)/decrease in:
Accounts and notes receivable	50,982	(20,451)
Inventories	(3,491)	4,271
Other current assets	(1,077)	3,654
Increase/(decrease) in:
Accounts and notes payable	(24,349)	1,994
Accrued expenses and other payables	2,238	1,134
Long-term taxes payable	—	(7,025)
Other current liabilities	(4,735)	(4,697)
Net cash provided by operating activities	49,082	9,131
Cash flows from investing activities:
Cash received from disposal of property, plant and equipment sales	522	607
Payments to acquire property, plant and equipment (including $2,193 and $2,839 paid to related parties for the six months ended June 30, 2025 and 2024, respectively)	(18,484)	(10,016)
Payments to acquire intangible assets	(67)	(332)
Investment under the equity method	(1,112)	—
Purchase of short-term investments	(23,096)	(40,054)
Proceeds from maturities of short-term investments	29,570	20,626
Cash received from long-term investments	2,368	937
Net cash used in investing activities	(10,299)	(28,232)
Cash flows from financing activities:
Proceeds from bank loans	52,829	47,054
Repayments of bank loans	(53,890)	(48,384)
Dividends paid to the common shareholders	(1,773)	—
Cash received from capital contributions of a non-controlling interest	—	15,504
Net cash (used in)/provided by financing activities	(2,834)	14,174
Effects of exchange rate on cash, cash equivalents and pledged cash	1,195	(1,882)
Net increase/(decrease) in cash, cash equivalents and pledged cash	37,144	(6,809)
Cash, cash equivalents and pledged cash at beginning of the period	101,824	155,194
Cash, cash equivalents and pledged cash at end of the period	$138,968	$148,385

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

China Automotive Systems, Inc. and Subsidiaries

Notes to Condensed Unaudited Consolidated Financial Statements

Three Months and Six months Ended June 30, 2025 and 2024

1.           Organization and business

China Automotive Systems, Inc., “China Automotive,” was incorporated in the State of Delaware on June 29, 1999 under the name Visions-In-Glass, Inc. China Automotive, including its subsidiaries, is referred to herein as the “Company”. The Company is primarily engaged in the manufacture and sale of automotive systems and components, as described below.

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

The Company owns interests in the following subsidiaries incorporated in the People’s Republic of China, the “PRC,” and Brazil as of June 30, 2025 and December 31, 2024.

	Percentage Interest
	June 30,	December 31,
Name of Entity	2025	2024
Shashi Jiulong Power Steering Gears Co., Ltd., “Jiulong” [1]	100.00%	100.00%
Jingzhou Henglong Automotive Parts Co., Ltd., “Henglong” [2]	100.00%	100.00%
Shenyang Jinbei Henglong Automotive Steering System Co., Ltd., “Shenyang” [3]	70.00%	70.00%
Wuhan Jielong Electric Power Steering Co., Ltd., “Jielong” [4]	85.00%	85.00%
Wuhu Henglong Automotive Steering System Co., Ltd., “Wuhu” [5]	100.00%	100.00%
Hubei Henglong Automotive System Group Co., Ltd., “Hubei Henglong” [6]	100.00%	100.00%
Jingzhou Henglong Automotive Technology (Testing) Center, “Testing Center” [7]	—	100.00%
Chongqing Henglong Hongyan Automotive System Co., Ltd., “Chongqing Henglong” [8]	70.00%	70.00%
CAAS Brazil’s Imports and Trade In Automotive Parts Ltd., “Brazil Henglong” [9]	94.19%	95.84%
Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie” [10]	85.00%	85.00%
Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong” [11]	100.00%	100.00%
Hubei Henglong & KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB” [12]	60.00%	66.60%
Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong” [13]	51.00%	51.00%
Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” [14]	62.00%	62.00%
Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong” [15]	100.00%	100.00%
Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong” [16]	100.00%	100.00
CAAS EUROPE S.r.l., “CAAS EUROPE” [17]	100.00%	—
China Automotive Systems Holdings, Inc., “CAAS Cayman” [18]	100.00%	—
1.	Jiulong was established in 1993 and mainly engages in the production of integral power steering gears for heavy-duty vehicles.
2.	Henglong was established in 1997 and mainly engages in the production of rack and pinion power steering gears for cars and light duty vehicles.
3.	Shenyang was established in 2002 and focuses on power steering parts for light duty vehicles.
4.	Jielong was established in 2006 and mainly engages in the production and sales of automotive steering columns.
5.	Wuhu was established in 2006 and mainly engages in the production and sales of automobile steering systems.
6.	On March 7, 2007, Genesis established Hubei Henglong, formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., its wholly-owned subsidiary, to engage in the production and sales of automotive steering systems. On July 8, 2012, Hubei Henglong changed its name to Hubei Henglong Automotive System Group Co., Ltd.

7.	In December 2009, Henglong, a subsidiary of Genesis, formed Testing Center, which mainly engages in the research and development of new products. It has been deregistered in January 2025.
8.	On February 21, 2012, Hubei Henglong and SAIC-IVECO Hongyan Company, “SAIC-IVECO,” established a Sino-foreign joint venture company, Chongqing Henglong, to design, develop and manufacture both hydraulic and electric power steering systems and parts.
9.	On August 21, 2012, Brazil Henglong was established as a Sino-foreign joint venture company by Hubei Henglong and two Brazilian citizens, Ozias Gaia Da Silva and Ademir Dal’ Evedove. Brazil Henglong engages mainly in the import and sales of automotive parts in Brazil. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. In October 2024, Brazil Henglong changed its Articles. Under the new Articles, the Company’s equity interest in Brazil Henglong was changed to 94.19% from 95.84%. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction.
10.	In May 2014, together with Hubei Wanlong, Jielong formed a subsidiary, Wuhan Chuguanjie Automotive Science and Technology Ltd., “Wuhan Chuguanjie”, which mainly engages in research and development, manufacture and sales of automobile electronic systems and parts. Wuhan Chuguanjie is located in Wuhan, China.
11.	In January 2015, Hubei Henglong formed Hubei Henglong Group Shanghai Automotive Electronics Research and Development Ltd., “Shanghai Henglong”, which mainly engages in the design and sales of automotive electronics.
12.	In August 2018, Hubei Henglong and KYB (China) Investment Co., Ltd., “KYB”, established Hubei Henglong KYB Automobile Electric Steering System Co., Ltd., “Henglong KYB”, which mainly engages in design, manufacture, sales and after-sales service of automobile electronic systems. Hubei Henglong owns 66.6% of the shares of this entity and has consolidated it since its establishment. In March 2024, KYB obtained an additional 6.6% equity interest in Henglong KYB for total consideration of RMB 110.0 million, equivalent to approximately $15.5 million. The Company retained its controlling interest in Henglong KYB.
13.	In March 2019, Hubei Henglong and Hyoseong Electric Co., Ltd. established Hyoseong (Wuhan) Motion Mechatronics System Co., Ltd., “Wuhan Hyoseong”, which mainly engages in the design, manufacture and sales of automotive motors and electromechanical integrated systems. Hubei Henglong owns 51.0% of the shares of Wuhan Hyoseong and has consolidated it since its establishment.
14.	In December 2019, Hubei Henglong formed Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun”, which mainly engages in the development, manufacturing and sale of high polymer materials. Hubei Henglong owns 62.0% of the shares of Wuhu Hongrun and has consolidated it since its establishment.
15.	In April 2020, Hubei Henglong acquired 100.0% of the equity interests of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million from an entity controlled by Hanlin Chen. Before the acquisition, 52.1% of the shares of Changchun Hualong were ultimately owned by Hanlin Chen and 47.9% of the shares were owned by third parties. Changchun Hualong mainly engages in design and R&D of automotive parts.
16.	In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products.
17.	In December 2024, Hubei Henglong formed CAAS EUROPE S.r.l., “CAAS EUROPE”, which mainly engages in design, prototyping, development and testing of parts and/or systems aimed at the automotive and commercial vehicle market. Hubei Henglong owns 100% of the shares of CAAS EUROPE and has consolidated it since its established.

18.	In August 2024, the Company formed China Automotive Systems Holdings, Inc., “CAAS Cayman”. On June 26, 2025, the Company and CAAS Cayman entered into a definitive agreement and plan of merger, the “Merger Agreement”, related to a proposed merger transaction. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into CAAS Cayman, the “Redomicile Merger”, with CAAS Cayman surviving and changing its name to China Automotive Systems Inc. Following the Redomicile Merger, CAAS Cayman, together with its subsidiaries, will own and continue to conduct the Company’s business in substantially the same manner as is currently being conducted by the Company and its subsidiaries. The Redomicile Merger is subject to shareholder approval.

The Company has business relationships with more than sixty vehicle manufacturers, including BYD Auto Co., Ltd., Zhejiang Geely Automobile Co., Ltd., and Chery Automobile Co., Ltd., three of the largest privately owned car manufacturers in China, Chongqing Changan Automobile Co., Ltd., the largest state-owned car manufacturers in China, SAIC Motor Co., Ltd., FAW Group and others. All of them are the Company’s key customers. For overseas customers, the Company has supplied power steering gears to Stellantis N.V. since 2009 and to Ford Motor Company since 2016.

2.           Basis of presentation and significant accounting policies

(a)	Basis of Presentation

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. The details of subsidiaries are disclosed in Note 1. Significant inter-company balances and transactions have been eliminated upon consolidation. The condensed unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, “U.S. GAAP”, for interim financial information and with the instructions in Regulation S-X. Accordingly they do not include all of the information and footnotes required by such accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations interim periods are not necessarily indicative of the results of operations to be expected for any other interim period or the full year.

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

Foreign Currencies - China Automotive and HLUSA maintain their books and records in United States Dollars, “USD,” their functional currency. The Company’s subsidiaries based in the PRC and Genesis maintain their books and records in Renminbi, “RMB,” their functional currency. The Company’s subsidiary based in Brazil maintains its books and records in Brazilian real, “BRL,” its functional currency. In accordance with Financial Accounting Standards Board, “FASB”, Accounting Standards Codification, “ASC”, Topic 830, foreign currency transactions denominated in currencies other than the functional currency are remeasured into the functional currency at the rate of exchange prevailing at the balance sheet date for monetary items. Nonmonetary items are remeasured at historical rates. Income and expenses are remeasured at the rate in effect on the transaction dates. Transaction gains and losses, if any, are included in the determination of net income for the period.

(b)	Recent Accounting Pronouncements

No accounting standards newly issued during the three months ended June 30, 2025 had a material impact on the Company’s financial statements or disclosures.

On July 30, 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides guidance for estimating credit losses under the current expected credit losses (CECL) model for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The guidance is effective for periods beginning after December 15, 2025. While early adoption is permitted, the Company is planning on adopting this standard prospectively when effective.

(c)Significant Accounting Policies

There have been no updates to the significant accounting policies set forth in the notes to the consolidated financial statements for the year ended December 31, 2024.

3.           Accounts and notes receivable, net

The Company’s accounts and notes receivable, net as of June 30, 2025 and December 31, 2024 are summarized as follows (figures are in thousands of USD):

	June 30, 2025	December 31, 2024
Accounts receivable - unrelated parties	$218,783	$246,973
Notes receivable - unrelated parties	71,767	94,085
Total accounts and notes receivable - unrelated parties	290,550	341,058
Less: allowance for credit losses - unrelated parties	(11,406)	(11,783)
Accounts and notes receivable, net - unrelated parties	279,144	329,275
Accounts and notes receivable - related parties	16,540	15,687
Less: allowance for credit losses - related parties	(1,476)	(1,463)
Accounts and notes receivable, net - related parties	15,064	14,224
Accounts and notes receivable, net	$294,208	$343,499

Notes receivable represent accounts receivable in the form of bills of exchange for which acceptances are guaranteed and settlements are handled by banks.

As of June 30, 2025 and December 31, 2024, the Company pledged its notes receivable with amounts of $4.2 million and $2.2 million, respectively, as collateral for banks to endorse the payment of the Company’s notes payable to the noteholders upon maturity (See Note 8).

As of June 30, 2025 and December 31, 2024, the Company pledged its accounts receivable with amounts of $0.4 million and $0.4 million, respectively, as collateral for banks to obtain the long-term loans (See Note 7).

Provision for doubtful accounts and notes receivable, as reversed in the unaudited consolidated statements of operations, amounted to $0.4 million and $0.2 million for the three and six months ended June 30, 2025.

Provision for doubtful accounts and notes receivable, as provided in the unaudited consolidated statements of operations, amounted to $0.2 million and $0.1 million for the three and six months ended June 30,2024.

During the three months ended June 30, 2025, the Company’s five largest customers accounted for 57.1% of its consolidated net product sales, with two customers accounting for more than 10% of consolidated net product sales, i.e., 22.5% and 16.0%. During the six months ended June 30, 2025, the Company’s five largest customers accounted for 57.4% of its consolidated net product sales, with two customers accounting for more than 10% of consolidated net product sales, i.e., 21.9% and 16.3%. As of June 30, 2025, approximately 6.2% and 22.0% of accounts receivable were from trade transactions with the aforementioned customers.

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

4.           Inventories

The Company’s inventories as of June 30, 2025 and December 31, 2024 consisted of the following (figures are in thousands of USD):

	June 30, 2025	December 31, 2024
Raw materials	$23,781	$19,946
Work in progress	20,378	18,823
Finished goods	72,359	73,789
Total	$116,518	$112,558

The Company recorded $3.0 million and $4.1 million of inventory write-down to cost of products sold for the three months ended June 30, 2025 and 2024, respectively, and $4.7 million and $5.9 million for the six months ended June 30, 2025 and 2024, respectively.

5.           Long-term investments

The Company’s long-term investments as of June 30, 2025 and December 31, 2024, are summarized as follows (figures are in thousands of USD):

	June 30, 2025	December 31, 2024
Limited Partnerships:
Hubei Qingyan Venture Capital Fund L.P. (1)	$11,813	$14,294
Chongqing Qingyan Venture Capital Fund L.P.	12,410	12,426
Suzhou Qingshan Zhiyuan Venture Capital Fund L.P.	7,289	7,300
Suzhou Mingzhi Intelligent Manufacturing Industry Investment Fund L.P.	2,993	3,036
Suzhou Qingyan Venture Capital Fund L.P.	1,257	1,654
Subtotal - Investments in limited partnerships	35,762	38,710
Corporations:
Sentient AB	18,658	19,224
Bebest (Shanghai) Automotive Electronics Co., Ltd.	2,794	2,782
Shanghai IAT International Automotive Technology Co., Ltd.	1,272	1,316
Jingzhou Jinyu Hotel Management Co., Ltd. (2)	2,062	974
Hubei Henglongtianyu Pipe system Co., Ltd.	632	689
Jiangsu Intelligent Connected Vehicle Innovation Center Co., Ltd.	696	637
Subtotal - Investments in corporations	26,114	25,622
Total	$61,876	$64,332

Investment in Limited Partnerships:

(1)	In March 2018, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, the “Hubei Venture Fund”. As of June 30, 2025, Hubei Henglong owned 28.5% of Hubei Venture Fund’s equity. As a limited partner, Hubei Henglong has more than virtually no influence over the Hubei Venture Fund’s operating and financial policies. The investment is accounted for using the equity method. The Company’s share of the losses recognised from Chongqing Venture Fund for the period ended June 30, 2025 was $0.2 million. The Company also received $2.2 million in dividends from the fund, offsetting the cost of the investment.

Investment in Corporations:

(2)	In October 2024, Hubei Henglong entered into an agreement with other parties to establish an associate company, Jingzhou Jinyu Hotel Management Co., Ltd, “Jingzhou Jinyu”. The Company subscribed 14.5% of the equity in Jingzhou Jinyu with a total consideration of RMB 15.0 million, equivalent to approximately $2.1 million, among which RMB 7.0 million, equivalent to approximately $1.0 million, and RMB 8.0 million, equivalent to approximately $1.1 million, were paid in 2024 and 2025, respectively. The Company can exercise significant influence over Jingzhou Jinyu’s operating and financial policies, therefore accounted for the investments by using the equity method.

6.           Property, plant and equipment, net

The Company’s property, plant and equipment, net as of June 30, 2025 and December 31, 2024 are summarized as follows (figures are in thousands of USD):

	June 30, 2025	December 31, 2024
Costs:
Machinery and equipment	$249,053	$241,471
Buildings	70,367	66,230
Electronic equipment	6,301	5,880
Motor vehicles	4,593	4,752
Construction in progress	19,672	14,783
Gross balance of property, plant and equipment	349,986	333,116
Less: Accumulated depreciation (1)	(233,588)	(227,850)
Less: Impairment	(1,693)	(1,446)
Balance of property, plant and equipment, net (2)	$114,705	$103,820
(1)	Depreciation charges were $3.3 million and $4.3 million for the three months ended June 30, 2025 and 2024, respectively, and $7.5 million and $9.0 million for the six months ended June 30, 2025 and 2024, respectively.
(2)	As of June 30, 2025 and December 31, 2024, the Company pledged property, plant and equipment and land use rights with net book value of approximately $16.8 million and $31.4 million, respectively, as security for its comprehensive credit facilities with banks in China.

7.           Loans

Loans consist of the following as of June 30, 2025 and December 31, 2024 (figures are in thousands of USD):

	June 30, 2025	December 31, 2024
Short-term bank loans	$71,262	$71,869
Current portion of long-term bank loans	684	697
Subtotal	71,946	72,566

Long-term bank loans	$699	$842
Less: Current portion of long-term bank loans	(684)	(697)
Subtotal	15	145

Total	$71,961	$72,711

The Company entered into credit facility agreements with various banks, which were secured by property, plant and equipment and land use rights of the Company. The total credit facility amount was $135.8 million and $216.2 million, respectively, as of June 30, 2025 and December 31, 2024. As of June 30, 2025 and December 31, 2024, the Company has drawn down loans under these facilities with an aggregate amount of $72.0 million and $72.7 million, respectively. As of June 30, 2025 and December 31, 2024, the Company pledged its accounts receivable with amounts of $0.4 million and $0.4 million, respectively, as collateral for banks to obtain the long-term loans with an aggregate amount of $0.3 million and $0.4 million, respectively. The weighted average interest rate was 1.8% and 2.4% per annum, for the three months ending June 30, 2025 and the year ended December 31, 2024, respectively.

The Company must use the loans for the purpose as prescribed in the loan contracts. If the Company fails to do so, it will be charged penalty interest and/or trigger early repayment. The Company complied with such financial covenants during the three months ended June 30, 2025.

8.           Accounts and notes payable

The Company’s accounts and notes payable as of June 30, 2025 and December 31, 2024 are summarized as follows (figures are in thousands of USD):

	June 30, 2025	December 31, 2024
Accounts payable - unrelated parties	$172,940	$185,304
Notes payable - unrelated parties (1)	84,478	95,761
Accounts and notes payable - unrelated parties	257,418	281,065
Accounts and notes payable - related parties	12,186	11,743
Total	$269,604	$292,808
(1)	Notes payable represent payables in the form of notes issued by the banks. As of June 30, 2025, the Company had pledged $36.2 million in cash and $4.2 million in notes receivable to secure its bank-issued notes payable, compared with $44.1 million and $2.2 million at December 31, 2024. Separately, the Company has credit facilities with various banks that are collateralized by its property, plant and equipment and land-use rights; it has also issued bank notes under these facilities without additional collateral.

9.           Accrued expenses and other payables

The Company’s accrued expenses and other payables as of June 30, 2025 and December 31, 2024 are summarized as follows (figures are in thousands of USD):

	June 30, 2025	December 31, 2024
Accrued expenses	$17,968	$19,653
Warranty reserves (1)	39,676	35,337
Dividends payable to common shareholders	—	1,773
Dividends payable to holders of non-controlling interests	419	417
Other payables	1,939	2,058
Balance at end of year/period	$60,002	$59,238
(1)	The Company provides for the estimated cost of product warranties when the products are sold. Such estimates of product warranties are based on, among other things, historical experience, product changes, material expenses, services and transportation expenses arising from the manufactured products. Estimates will be adjusted on the basis of actual claims and circumstances.

For the three and six months ended June 30, 2025 and 2024, the warranties activities were as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$37,357	$31,665	$35,337	$30,440
Additions during the period	4,828	4,996	9,278	8,859
Settlement within the period	(2,621)	(3,606)	(5,101)	(6,193)
Foreign currency translation gain	112	(145)	162	(196)
Balance at end of the period	$39,676	$32,910	$39,676	$32,910

10.         Pre-production costs related to long-term supply arrangements

As at June 30, 2025 and December 31, 2024, the Company recorded $6.9 million and $7.4 million, respectively, in the balance sheet in the Company’s consolidated financial statements, of pre-production costs for which customer reimbursement is contractually guaranteed. The reimbursable costs are recorded in “Other current assets” if reimbursement occurs in less than one year and in “Other non-current assets” if reimbursement occurs beyond one year. As at June 30, 2025, the Company had $3.6 million and $3.3 million of reimbursable costs recorded in other current assets and other non-current assets, respectively. As at December 31, 2024, the Company had $4.2 million and $3.2 million of reimbursable costs recorded in other current assets and other non-current assets, respectively.

11.         Additional paid-in capital

The Company’s positions in respect of the amounts of additional paid-in capital for the three and six months ended June 30, 2025 and 2024, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$69,656	$69,722	$69,656	$63,731
Contribution by the non-controlling interest of Henglong KYB	—	—	—	5,991
Balance at end of the period	$69,656	$69,722	$69,656	$69,722

12.         Retained earnings

Appropriated

Pursuant to the relevant PRC laws, the profits distribution of the Company’s subsidiaries, which are based on their PRC statutory financial statements, are available for distribution in the form of cash dividends after these subsidiaries have paid all relevant PRC tax liabilities, provided for losses in previous years, and made appropriations to statutory surplus at 10% of their respective after-tax profits each year. When the statutory surplus reserve reaches 50% of the registered capital of a company, no additional reserve is required. For the three months ended June 30, 2025 and 2024, no statutory reserve was appropriated by the subsidiaries in China. For the six months ended June 30, 2025 and 2024, the subsidiary in China appropriated statutory reserve $1.5 million and $0.3 million, respectively.

The Company’s activities in respect of the amounts of appropriated retained earnings for the three and six months ended June 30, 2025 and 2024, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$13,668	$12,174	$12,180	$11,851
Appropriation of retained earnings	—	—	1,488	323
Balance at end of the period	$13,668	$12,174	$13,668	$12,174

Unappropriated

The Company’s activities in respect of the amounts of the unappropriated retained earnings for the three and six months ended June 30, 2025 and 2024, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$295,907	$292,776	$290,273	$284,832
Net income attributable to parent company	7,625	7,147	14,747	15,422
Accretion of redeemable non-controlling interests	—	(7)	—	(15)
Appropriation of retained earnings	—	—	(1,488)	(323)
Balance at end of the period	$303,532	$299,916	$303,532	$299,916

13.         Accumulated other comprehensive income

The Company’s activities in respect of the amounts of accumulated other comprehensive income for the three and six months ended June 30, 2025 and 2024, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$(13,923)	$(8,558)	$(14,780)	$(8,258)
Foreign currency translation adjustment attributable to parent company	1,202	(2,669)	2,059	(2,969)
Balance at end of the period	$(12,721)	$(11,227)	$(12,721)	$(11,227)

14.         Treasury stock

Treasury stock represents shares repurchased by the Company that are no longer outstanding and are held by the Company. Treasury stock is accounted for under the cost method. On November 12, 2024, the Board of Directors of the Company approved a share repurchase program under which the Company was permitted to repurchase up to $5.0 million of its common stock from time to time in the open market at prevailing markets prices not to exceed $5.50 per share through November 15, 2025. As of June 30, 2025 and December 31, 2024, the Company had cumulatively repurchased 15,000 and 15,000 shares, respectively, of the Company’s common stock under the program and the total number of shares held in treasury was 2,167,600 as of June 30, 2025. The repurchased shares are presented as “treasury stock” on the balance sheet.

15.         Non-controlling interests

The Company’s activities in respect of the amounts of the non-controlling interests’ equity for the three and six months ended June 30, 2025 and 2024, are summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of the period	$41,616	$33,799	$40,220	$23,345
Net income attributable to non-controlling interests	2,747	1,608	4,080	2,597
Foreign currency translation adjustment attributable to non-controlling interests	140	(177)	203	(225)
Contribution by the non-controlling interest of Henglong KYB	—	—	—	9,513
Balance at end of the period	$44,503	$35,230	$44,503	$35,230

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

Customer Deposits

Customer deposits represent non-refundable cash deposits from customers to secure rights to an amount of products produced by the Company under supply agreements. When the products are shipped to customers, the Company will recognize revenue and bill the customers to reduce the amount of the customer deposit liability. The customer deposits also include prepayments from customers to cover the Company’s pre-production costs under long-term supply arrangements.

As of June 30, 2025 and December 31, 2024, the Company has customer deposits of $5.6 million and $4.4 million, respectively. During the six months ended June 30, 2025, $7.7 million was received, $4.6 million was recognized as net product sales revenue (including $1.5 million from the beginning balance of customer deposits) and $1.9 million was offset against reimbursable pre-production costs recognized in other assets. During the six months ended June 30, 2024, $4.3 million was received and $2.1 million was recognized as net product sales revenue (including $1.9 million from the beginning balance of customer deposits).

17.         Financial income/(expense), net

During the three and six months ended June 30, 2025 and 2024, the Company recorded financial income/(expense), net which is summarized as follows (figures are in thousands of USD):

	Three Months Ended June 30,		Six months Ended June 30,
	2025	2024	2025	2024
Interest income	$578	$393	$1,025	$837
Foreign exchange gain/(loss), net	810	(1,029)	2,498	(1,388)
Bank charges	(61)	(54)	(218)	(151)
Total financial income/(expense), net	$1,327	$(690)	$3,305	$(702)

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

The calculations of basic and diluted income per share attributable to the parent company for the three months ended June 30, 2025 and 2024, were as follows (figures are in thousands of USD, except share and per share amounts):

	Three Months Ended June 30,
	2025	2024
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$7,625	$7,140
Denominator:
Weighted average shares outstanding	30,170,702	30,185,702
Dilutive effects of stock options	—	—
Denominator for dilutive income per share - Diluted	30,170,702	30,185,702
Net income per share attributable to parent company’s common shareholders – Basic	$0.25	$0.24
Net income per share attributable to parent company’s common shareholders - Diluted	$0.25	$0.24

The calculations of basic and diluted income per share attributable to the parent company for the six months ended June 30, 2025 and 2024, were as follows (figures are in thousands of USD, except share and per share amounts):

	Six months Ended June 30,
	2025	2024
Numerator:
Net income attributable to the parent company’s common shareholders - Basic and Diluted	$14,747	$15,407
Denominator:
Weighted average shares outstanding	30,170,702	30,185,702
Dilutive effects of stock options	—	—
Denominator for dilutive income per share - Diluted	30,170,702	30,185,702
Net income per share attributable to parent company’s common shareholders - Basic	$0.49	$0.51
Net income per share attributable to parent company’s common shareholders - Diluted	$0.49	$0.51

The exercise prices for all outstanding stock options exceeded the weighted average market price of the Company’s common stock during the three and six months ended June 30, 2025. Therefore, these stock options were excluded from the calculation of the diluted income per share for the corresponding periods presented.

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

20.         Related party transactions and balances

Related party transactions are as follows (figures are in thousands of USD):

Related party sales

	Three Months Ended June 30,
	2025	2024
Merchandise sold to related parties	$8,522	$13,550
Materials and others sold to related parties	690	698
Rental income obtained from related parties	77	98
Total	$9,289	$14,346

	Six months Ended June 30,
	2025	2024
Merchandise sold to related parties	$20,015	$24,910
Materials and others sold to related parties	1,970	1,170
Rental income obtained from related parties	156	195
Total	$22,141	$26,275

Related party purchases

	Three Months Ended June 30,
	2025	2024
Materials purchased from related parties	$7,771	$7,689
Equipment purchased from related parties	1,514	1,418
Others purchased from related parties	57	10
Total	$9,342	$9,117

	Six months Ended June 30,
	2025	2024
Materials purchased from related parties	$15,546	$14,657
Equipment purchased from related parties	1,791	2,088
Others purchased from related parties	136	116
Total	$17,473	$16,861

Related party receivables

	June 30, 2025	December 31, 2024
Accounts and notes receivable, net from related parties	$15,064	$14,224

Related party advance payments

	June 30, 2025	December 31, 2024
Advance payments for property, plant and equipment to related parties	$4,875	$6,570
Advance payments and others to related parties	1,836	2,202
Total	$6,711	$8,772

Related party payables

	June 30, 2025	December 31, 2024
Accounts and notes payable	$12,186	$11,743

These transactions were consummated under similar terms as those with the Company’s third-party customers and suppliers.

As of June 30, 2025, Hanlin Chen, the chairman of the board of directors of the Company, owns 57.25% of the common stock of the Company and has the effective power to control the vote on substantially all significant matters without the approval of other stockholders.

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

Other commitments and contingencies

In addition to the bank loans, notes payables and the related interest and other payables, the following table summarizes the Company’s major commitments and contingencies as of June 30, 2025 (figures are in thousands of USD):

	Payment obligations by period
	2025	2026	2027	Thereafter	Total
Obligations for investment contracts(1)	$1,956	$698	$—	$—	$2,654
Obligations for purchasing and service agreements	27,709	4,319	—	—	32,028
Total	$29,665	$5,017	$—	$—	$34,682
(1)	In July 2024, Hubei Henglong entered into an agreement with other parties to establish an associate company, Shanghai IAT. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 20.0 million, equivalent to approximately $2.8 million. As of June 30, 2025, Hubei Henglong has paid RMB 10.0 million, equivalent to approximately $1.4 million, representing 25.0% of Shanghai IAT’s equity. The remaining consideration of RMB 10.0 million, equivalent to approximately $1.4 million, will be paid in 2025 and 2026.

In June 2023, Hubei Henglong entered into an agreement with other parties to establish a limited partnership, Suzhou Mingzhi. According to the agreement, Hubei Henlong shall contribute a total capital of RMB 30.0 million, equivalent to approximately $4.2 million. As of June 30, 2025, Hubei Henglong has paid RMB 21.0 million, equivalent to approximately $2.9 million, representing 19.74% of Suzhou Mingzhi’s equity. The remaining consideration of RMB 9.0 million, equivalent to approximately $1.3 million, will be paid in 2025.

22.         Off-balance sheet arrangements

As of June 30, 2025 and December 31, 2024, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

As of June 30, 2025, in addition to the holding company (Genesis and CAAS Cayman), the Company had 16 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering, Henglong, Jiulong, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong. The other ten sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong), inspection and testing of automotive products (Zhirong) and testing of parts and/or systems of automotive and commercial vehicle market (CAAS EUROPE).

As of June 30, 2024, in addition to the holding company (Genesis), the Company had 15 product sectors, six of which were principal profit makers and were reported as separate sectors and engaged in the production and sales of power steering, Henglong, Jiulong, Wuhu, Henglong KYB, Hubei Henglong and Brazil Henglong. The other nine sectors were engaged in the development, manufacturing and sale of high polymer materials (Wuhu Hongrun), power steering parts (Shenyang), R&D services (Changchun Hualong), automobile steering columns (Jielong), provision of after-sales and R&D services (HLUSA), production and sale of power steering (Chongqing Henglong), manufacture and sales of automobile electronic systems and parts (Wuhan Chuguanjie), manufacture and sales of automotive motors and electromechanical integrated systems (Wuhan Hyoseong) and inspection and testing of automotive products (Zhirong).

The Company’s product sector information for the three and six months ended June 30, 2025 and 2024, is as follows (figures are in thousands of USD):

	Henglong	Jiulong	Wuhu	Hubei Henglong	Henglong KYB	Brazil Henglong	Other Entities	Total
Three Months Ended June 30, 2025
Net sales to China	$71,867	$20,350	$6,092	$247	$47,442	$—	$31,039	$177,037
Net sales to foreign countries	11,565	3,150	—	29,731	6,436	17,884	4,470	73,236
Total segment net sales	83,432	23,500	6,092	29,978	53,878	17,884	35,509	250,273
Less:
Cost of products sold	75,803	20,685	6,263	27,537	45,163	14,003	29,194	218,648
Selling, General and Research expense	5,039	2,085	572	3,117	2,536	520	6,948	20,817
Segment net income	$2,590	730	(743)	(676)	6,179	3,361	(633)	10,808

	Henglong	Jiulong	Wuhu	Hubei Henglong	Henglong KYB	Brazil Henglong	Other Entities	Total
Six Months Ended June 30, 2025
Net sales to China	$139,333	$38,072	$16,147	$272	$91,076	$—	$64,022	$348,922
Net sales to foreign countries	24,828	5,099	—	56,964	11,172	34,415	6,039	138,517
Total segment net sales	164,161	43,171	16,147	57,236	102,248	34,415	70,061	487,439
Less:
Cost of products sold	149,546	38,416	15,203	49,494	87,236	28,338	57,548	425,781
Selling, General and Research expense	11,565	3,993	1,142	5,229	4,405	1,106	15,467	42,907
Segment net income	$3,050	762	(198)	2,513	10,607	4,971	(2,954)	18,751

	Henglong	Jiulong	Wuhu	Hubei Henglong	Henglong KYB	Brazil Henglong	Other Entities	Total
Three Months Ended June 30, 2024
Net sales to China	$69,691	$16,520	$8,998	$17	$36,409	$—	$31,603	$163,238
Net sales to foreign countries	10,309	2,195	—	26,787	6,361	11,974	3,498	61,124
Total segment net sales	80,000	18,715	8,998	26,804	42,770	11,974	35,101	224,362
Less:
Cost of products sold	71,348	15,813	10,060	21,095	36,292	10,056	29,569	194,233
Selling, General and Research expense	5,474	1,941	1,091	3,959	3,592	711	6,894	23,662
Segment net income	$3,178	961	(2,153)	1,750	2,886	1,207	(1,362)	6,467

	Henglong	Jiulong	Wuhu	Hubei Henglong	Henglong KYB	Brazil Henglong	Other Entities	Total
Six Months Ended June 30, 2024
Net sales to China	$117,928	$31,800	$17,858	$279	$67,376	$—	$59,187	$294,428
Net sales to foreign countries	20,788	3,667	—	56,908	10,391	24,675	4,914	121,343
Total segment net sales	138,716	35,467	17,858	57,187	77,767	24,675	64,101	415,771
Less:
Cost of products sold	124,186	30,150	19,019	46,210	67,467	19,419	53,984	360,435
Selling, General and Research expense	9,937	3,760	1,674	6,755	5,611	1,218	12,022	40,977
Segment net income	$4,593	1,557	(2,835)	4,222	4,689	4,038	(1,905)	14,359

The following table presents a reconciliation of net sales of reportable segments to consolidated net product sales:

	Three Months Ended June 30,
	2025	2024
Net sales to China	$177,037	$163,238
Net sales to foreign countries	73,236	61,124
Total segment net sales	250,273	224,362
Eliminations	(74,028)	(65,754)
Total consolidated net product sales	$176,245	$158,608

	Six Months Ended June 30,
	2025	2024
Net sales to China	$348,922	$294,428
Net sales to foreign countries	138,517	121,343
Total segment net sales	487,439	415,771
Eliminations	(144,100)	(117,769)
Total consolidated net product sales	$343,339	$298,002

The following table presents a reconciliation of net income of reportable segments to consolidated net income:

	Three Months Ended June 30,
	2025	2024
Segment net income	$10,808	$6,467
Unallocated amounts:
Net gain on other sales	1,783	4,019
Other income, net	1,060	1,735
Interest Expenses	(292)	(183)
Financial income/(expense), net	1,327	(690)
Other corporate items	(265)	(485)
Less: Income Taxes	(4,049)	(2,108)
Total consolidated net income	$10,372	$8,755

	Six Months Ended June 30,
	2025	2024
Segment net income	$18,751	$14,359
Unallocated amounts:
Net gain on other sales	3,279	7,042
Other income, net	3,001	4,138
Interest Expenses	(775)	(441)
Financial income/(expense), net	3,305	(702)
Other corporate items	(1,748)	(2,526)
Less: Income Taxes	(6,986)	(3,851)
Total consolidated net income	$18,827	$18,019

24.          Subsequent Event

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal 2026. We are evaluating the future impact of these tax law changes on our financial statements.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company’s condensed unaudited consolidated financial statements and the related notes thereto and the other financial information contained elsewhere in this Report.

General Overview

China Automotive Systems, Inc. is a leading power steering systems supplier for the China automobile industry. The Company has business relationships with more than sixty vehicle manufacturers, including BYD Auto Co., Ltd., Zhejiang Geely Automobile Co., Ltd., and Chery Automobile Co., Ltd., three of the largest privately owned car manufacturers in China, Chongqing Changan Automobile Co., Ltd., the largest state-owned car manufacturers in China, SAIC Motor Co., Ltd., FAW Group and others. All of them are the Company’s key customers. For overseas customers, the Company has supplied power steering gears to Stellantis N.V. since 2009 and to Ford Motor Company since 2016.

Most of the Company’s production and research and development institutes are located in China. As of June 30, 2025, the Company has approximately 4,414 employees dedicated to design, development, manufacture and sales of its products. By leveraging its extensive experience, innovative technology and geographic strengths, the Company aims to grow leading positions in automotive power steering systems and to further improve overall margins, long-term operating profitability and cash flows. To achieve these goals and to respond to industry factors and trends, the Company is continuing its work to improve its operations and business structure and achieve profitable growth.

Corporate Structure

The Company, through its subsidiaries, engages in the manufacture and sales of automotive systems and components. Great Genesis Holdings Limited, a company incorporated in Hong Kong on January 3, 2003 under the Companies Ordinance of Hong Kong as a limited liability company, “Genesis,” is a wholly-owned subsidiary of the Company and the holding company of the Company’s joint ventures in the PRC. Henglong USA Corporation, “HLUSA,” incorporated on January 8, 2007 in Troy, Michigan, is a wholly-owned subsidiary of the Company, and mainly engages in marketing of automotive parts in North America, and provides after-sales service and research and development support. CAAS Brazil’s Imports And Trade In Automotive Parts Ltd., “Brazil Henglong,” was established by Hubei Henglong Automotive System Group Co., Ltd., formerly known as Jingzhou Hengsheng Automotive System Co., Ltd., “Hubei Henglong,” as a Sino-foreign joint venture company with two Brazilian citizens in Brazil in August 2012. In May 2017, the Company obtained an additional 15.84% equity interest in Brazil Henglong for nil consideration. In October 2024, Brazil Henglong changed its Articles. Under the new Articles, the Company’s equity interest in Brazil Henglong was changed to 94.19% from 95.84%. The Company retained its controlling interest in Brazil Henglong and the acquisition of the non-controlling interest was accounted for as an equity transaction. In April 2020, Hubei Henglong acquired 100.00% of the shares of Changchun Hualong Automotive Technology Co., Ltd., “Changchun Hualong”, for total consideration of RMB 1.2 million, equivalent to approximately $0.2 million. Changchun Hualong mainly engages in design and R&D of automotive parts. Wuhu Hongrun New Material Co., Ltd., “Wuhu Hongrun” was formed in December 2019, which mainly engages in the development, manufacturing and sale of high polymer materials. In April 2021, the Company obtained an additional 22.67% equity interest in Wuhu, for total consideration of RMB 6.9 million, equivalent to approximately $1.1 million, from the other shareholder. Following the acquisition, the Company owned 100% of the equity interests of Wuhu Henglong. In June 2023, Hubei Henglong contributed certain equipment and intangible assets to Hubei Zhirong Automobile Technology Co., Ltd., “Zhirong”, representing 100% of Zhirong’s paid-up capital. Zhirong mainly engages in inspection and testing of automotive products. In March 2024, KYB obtained an additional 6.6% equity interest in Henglong KYB for total consideration of RMB 110.0 million, equivalent to approximately $15.5 million, after that, Henglong owns 60.0% and KYB owns 40.0% of the shares of Henglong KYB. The Company retained its controlling interest in Henglong KYB. In December 2024, Hubei Henglong formed CAAS EUROPE S.r.l., “CAAS EUROPE”, which mainly engages in design, prototyping, development and testing of parts and/or systems aimed at the automotive and commercial vehicle market. Hubei Henglong owns 100% of the shares of CAAS EUROPE. In September 2024, the Company formed China Automotive Systems Holdings, Inc., “CAAS Cayman”.

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

Results of Operations - Three Months Ended June 30, 2025 and 2024

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Three Months Ended June 30,
	2025	2024	Change	Change%
Net product sales	$176,245	$158,608	$17,637	11.1%
Cost of products sold	145,698	129,306	16,392	12.7
Gain on other sales	455	1,720	(1,265)	(73.5)
Selling expenses	4,514	4,614	(100)	(2.2)
General and administrative expenses	5,412	7,418	(2,006)	(27.0)
Research and development expenses	8,092	8,184	(92)	(1.1)
Other income, net	1,060	1,735	(675)	(38.9)
Interest expense	(292)	(183)	(109)	59.6
Financial income/(expense), net	1,327	(690)	2,017	(292.3)
Income taxes	4,049	2,108	1,941	92.1
Net income	10,372	8,755	1,617	18.5
Net income attributable to non-controlling interests	2,747	1,608	1,139	70.8
Net income attributable to parent company’s common shareholders	7,625	7,140	485	6.8%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	Three Months Ended June 30,				Three Months Ended June 30,
	2025	2024	Change		2025	2024	Change
Henglong	$83,432	$80,000	3,432	4.3%	$75,803	$71,348	4,455	6.2%
Jiulong	23,500	18,715	4,785	25.6	20,685	15,813	4,872	30.8
Wuhu	6,092	8,998	(2,906)	(32.3)	6,263	10,060	(3,797)	(37.7)
Hubei Henglong	29,978	26,804	3,174	11.8	27,537	21,095	6,442	30.5
Henglong KYB	53,878	42,770	11,108	26.0	45,163	36,292	8,871	24.4
Brazil Henglong	17,884	11,974	5,910	49.4	14,003	10,056	3,947	39.3
Other Entities	35,509	35,101	408	1.2	29,194	29,569	(375)	(1.3)
Total Segments	250,273	224,362	25,911	11.5	218,648	194,233	24,415	12.6
Elimination	(74,028)	(65,754)	(8,274)	12.6	(72,950)	(64,927)	(8,023)	12.4
Total	$176,245	$158,608	17,637	11.1%	$145,698	$129,306	16,392	12.7%

Net Product Sales

Net product sales were $176.2 million for the three months ended June 30, 2025, compared to $158.6 million for the same period in 2024, representing an increase of $17.6 million, or 11.1%, mainly due to the Company’s increased sales of electric power steering, “EPS”, and partially offset by the appreciation of the USD against the RMB.

Net sales of traditional steering products and parts were $103.3 million for the three months ended June 30, 2025, compared to $103.0 million for the same period in 2024, representing an increase of $0.3 million, or 0.3%. Net sales of EPS systems and parts were $72.9 million for the three months ended June 30, 2025 and $55.6 million for the same period in 2024, representing an increase of $17.3 million, or 31.1%. As a percentage of net sales, sales of EPS were 41.4% for the three months ended June 30, 2025, compared with 35.1% for the same period in 2024.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $83.4 million for the three months ended June 30, 2025, compared with $80.0 million for the three months ended June 30, 2024, representing an increase of $3.4 million, or 4.3%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.

●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $23.5 million for the three months ended June 30, 2025, compared with $18.7 million for the three months ended June 30, 2024, representing an increase of $4.8 million, or 25.6%. The increase was mainly due to the increase in sales volume of products used in commercial vehicles.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $6.1 million for the three months ended June 30, 2025, compared to $9.0 million for the same period in 2024, representing a decrease of $2.9 million, or 32.3%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Chery.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Stellantis N.V. and Ford. Net product sales for Hubei Henglong were $30.0 million for the three months ended June 30, 2025, compared with $26.8 million for the three months ended June 30, 2024, representing an increase of $3.2 million, or 11.8%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles from Stellantis N.V.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $53.9 million for the three months ended June 30, 2025, compared with $42.8 million for the three months ended June 30, 2024, representing an increase of $11.1 million, or 26.0%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Net product sales for Brazil Henglong were $17.9 million for the three months ended June 30, 2025, compared to $12.0 million for the same period in 2024, representing an increase of $5.9 million, or 49.4%. The increase was mainly due to the increase in demand of Stellantis N.V.
●	Net product sales for other entities were $35.5 million for the three months ended June 30, 2025, compared to $35.1 million for the same period in 2024, representing an increase of $0.4 million, or 1.2%.

Cost of Products Sold

For the three months ended June 30, 2025, the cost of products sold was $145.7 million, compared to $129.3 million for the same period of 2024, representing an increase of $16.4 million, or 12.7%. The increase in cost of sales was mainly due to the increased sales volumes. Further analysis is as follows:

●	Cost of products sold for Henglong was $75.8 million for the three months ended June 30, 2025, compared to $71.3 million for the same period of 2024, representing an increase of $4.5 million, or 6.2%. The increase was mainly due to the increased sales volumes.
●	Cost of products sold for Jiulong was $20.7 million for the three months ended June 30, 2025, compared to $15.8 million for the same period of 2024, representing an increase of $4.9 million, or 30.8%. The increase was mainly due to the increased sales volumes.
●	Cost of products sold for Wuhu was $6.3 million for the three months ended June 30, 2025, compared to $10.1 million for the same period of 2024, representing a decrease of $3.8 million, or 37.7%. The decrease was mainly due to the decreased sales volumes.
●	Cost of products sold for Hubei Henglong was $27.5 million for the three months ended June 30, 2025, compared to $21.1 million for the same period of 2024 representing an increase of $6.4 million, or 30.5%. The increase was mainly due to the increase in sales volumes.
●	Cost of products sold for Henglong KYB was $45.2 million for the three months ended June 30, 2025, compared to $36.3 million for the same period in 2024, representing an increase of $8.9 million, or 24.4%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Cost of products sold for Brazil Henglong was $14.0 million for the three months ended June 30, 2025, compared to $10.1 million for the same period of 2024, representing an increase of $3.9 million, or 39.3%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Cost of products sold for other entities was $29.2 million for the three months ended June 30, 2025, compared to $29.6 million for the same period in 2024, representing a decrease of $0.4 million, or 1.3%.

Gross margin was 17.3% for the three months ended June 30, 2025, compared with 18.5% for the same period of 2024, which was mainly due to increase of tariffs and product mix change from increased sales portion of relatively lower-margin products.

Selling Expenses

Selling expenses were $4.5 million for the three months ended June 30, 2025, which was stable compared to $4.6 million for the three months ended June 30, 2024, mainly due to the decreased marketing expenses.

General and Administrative Expenses

General and administrative expenses were $5.4 million for the three months ended June 30, 2025, as compared to $7.4 million for the same period of 2024, representing a decrease of $2.0 million, or 27.0%, which was mainly due to the decreased business taxes and surcharges.

Research and Development Expenses

Research and development (“R&D”) expenses were $8.1 million for the three months ended June 30, 2025, which was stable compared to $8.2 million for the three months ended June 30, 2024.

Other Income, net

Other income, net was $1.1 million for the three months ended June 30, 2025, as compared to $1.7 million for the same period of 2024, representing a decrease of $0.6 million, or 38.9% which was mainly due to the loss from disposal of property, plant and equipment.

Interest Expense

Interest expense was $0.3 million for the three months ended June 30, 2025, which was stable compared to $0.2 million for the same period of 2024.

Financial income/(expense), net

Financial income, net was $1.3 million for the three months ended June 30, 2025, as compared to financial expense, net of $0.7 million for the three months ended June 30, 2024, representing an increase in financial income of $2.0 million, which was primarily due to an increase in the foreign exchange gain due to the foreign exchange volatility.

Income Taxes

Income tax expense was $4.0 million for the three months ended June 30, 2025, as compared to $2.1 million for the three months ended June 30, 2024, which was primarily due to a higher income before income tax expenses and a higher expected annual effective tax rate in 2025 based on the latest annual forecast as compared to 2024.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $2.7 million for the three months ended June 30, 2025, compared to $1.6 million for the three months ended June 30, 2024, representing an increase of $1.1 million.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $7.6 million for the three months ended June 30, 2025, compared to $7.1 million for the three months ended June 30, 2024, representing an increase of $0.5 million.

Results of Operations - Six months Ended June 30, 2025 and 2024

Selected highlights from our results of operations are as follows (in thousands of U.S. dollars):

	Six Months Ended June 30,
	2025	2024	Change	Change %
Net product sales	$343,339	$298,002	$45,337	15.2%
Cost of products sold	284,207	244,631	39,576	16.2
Gain on other sales	1,606	2,234	(628)	(28.1)
Selling expenses	9,332	8,687	645	7.4
General and administrative expenses	12,977	12,965	12	0.1
Research and development expenses	16,805	13,496	3,309	24.5
Other income, net	3,001	4,138	(1,137)	(27.5)
Interest expense	(775)	(441)	(334)	75.7
Financial income/(expense), net	3,305	(702)	4,007	(570.8)
Income taxes	6,986	3,851	3,135	81.4
Net income	18,827	18,019	808	4.5
Net income attributable to non-controlling interests	4,080	2,597	1,483	57.1
Net income attributable to parent company’s common shareholders	14,747	15,407	(660)	(4.3)%

Net Product Sales and Cost of Products Sold

	Net Product Sales				Cost of Products Sold
	(in thousands of USD,				(in thousands of USD,
	except percentages)				except percentages)
	Six Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change		2025	2024	Change
Henglong	$164,161	$138,716	25,445	18.3%	$149,546	$124,185	25,361	20.4%
Jiulong	43,171	35,467	7,704	21.7	38,416	30,150	8,266	27.4
Wuhu	16,147	17,858	(1,711)	(9.6)	15,203	19,019	(3,816)	(20.1)
Hubei Henglong	57,236	57,187	49	0.1	49,494	46,211	3,283	7.1
Henglong KYB	102,248	77,767	24,481	31.5	87,236	67,467	19,769	29.3
Brazil Henglong	34,415	24,675	9,740	39.5	28,338	19,419	8,919	45.9
Other Entities	70,061	64,101	5,960	9.3	57,548	53,983	3,565	6.6
Total Segments	487,439	415,771	71,668	17.2	425,781	360,434	65,347	18.1
Elimination	(144,100)	(117,769)	(26,331)	22.4	(141,574)	(115,803)	(25,771)	22.3
Total	$343,339	$298,002	45,337	15.2%	$284,207	$244,631	39,576	16.2%

Net Product Sales

Net product sales were $343.3 million for the six months ended June 30, 2025, compared to $298.0 million for the same period in 2024, representing an increase of $45.3 million, or 15.2%, mainly due to the Company’s increased sales of electric power steering, “EPS”, and partially offset by the appreciation of the USD against the RMB.

Net sales of traditional steering products and parts were $197.4 million for the six months ended June 30, 2025, compared to $195.0 million for the same period in 2024, representing an increase of $2.4 million, or 1.2%. Net sales of EPS systems and parts were $145.9 million for the six months ended June 30, 2025 and $103.0 million for the same period in 2024, representing an increase of $42.9 million, or 41.7%. As a percentage of net sales, sales of EPS were 42.5% for the six months ended June 30, 2025, compared with 34.6% for the same period in 2024.

Further analysis by segment (before elimination) is as follows:

●	Henglong mainly engages in providing passenger vehicle steering systems. Net product sales for Henglong were $164.2 million for the six months ended June 30, 2025, compared with $138.7 million for the six months ended June 30, 2024, representing an increase of $25.4 million, or 18.3%. The increase was mainly due to the increase in sales volume of products used in passenger vehicles.

●	Jiulong mainly engages in providing commercial vehicle steering systems. Net product sales for Jiulong were $43.2 million for the six months ended June 30, 2025, compared with $35.5 million for the six months ended June 30, 2024, representing an increase of $7.7 million, or 21.7%. The increase was mainly due to the increase in sales volume of products used in commercial vehicles.
●	Wuhu mainly engages in providing vehicle steering systems to Chery Automobile Co., Ltd., “Chery”, one of the major automotive manufacturers in China. Net product sales for Wuhu were $16.1 million for the six months ended June 30, 2025, compared to $17.9 million for the same period in 2024, representing a decrease of $1.7 million, or 9.6%. The decrease was mainly due to the decrease in sales volume of products used in passenger vehicles from Chery.
●	Hubei Henglong mainly engages in providing vehicle steering systems to Stellantis N.V. and Ford. Net product sales for Hubei Henglong were $57.2 million for the six months ended June 30, 2025, which is stable compared to $57.2 million for the same period in 2024.
●	Henglong KYB mainly engages in providing passenger EPS products. Net product sales for Henglong KYB were $102.2 million for the six months ended June 30, 2025, compared with $77.8 million for the six months ended June 30, 2024, representing an increase of $24.5 million, or 31.5%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Net product sales for Brazil Henglong were $34.4 million for the six months ended June 30, 2025, compared to $24.7 million for the same period in 2024, representing an increase of $9.7 million, or 39.5%. The increase was mainly due to the increase in demand of Stellantis N.V.
●	Net product sales for other entities were $70.1 million for the six months ended June 30, 2025, compared to $64.1million for the same period in 2024, representing an increase of $6.0 million, or 9.3%.

Cost of Products Sold

For the six months ended June 30, 2025, the cost of products sold was $284.2 million, compared to $244.6 million for the same period of 2024, representing an increase of $39.6 million, or 16.2%. The increase in cost of sales was mainly due to the increased sales volumes. Further analysis is as follows:

●	Cost of products sold for Henglong was $149.5 million for the six months ended June 30, 2025, compared to $124.2 million for the same period of 2024, representing an increase of $25.4 million, or 20.4%. The increase was mainly due to the increased sales volumes.
●	Cost of products sold for Jiulong was $38.4 million for the six months ended June 30, 2025, compared to $30.2 million for the same period of 2024, representing an increase of $8.2 million, or 27.4%. The increase was mainly due to the increased sales volumes.
●	Cost of products sold for Wuhu was $15.2 million for the six months ended June 30, 2025, compared to $19.0 million for the same period of 2024, representing a decrease of $3.8 million, or 20.1%. The decrease was mainly due to the decreased sales volumes from Chery.
●	Cost of products sold for Hubei Henglong was $49.5 million for the six months ended June 30, 2025, compared to $46.2 million for the same period of 2024 representing an increase of $3.3 million, or 7.1%. The increase was mainly due to the increase in sales volumes.
●	Cost of products sold for Henglong KYB was $87.2 million for the six months ended June 30, 2025, compared to $67.5 million for the same period in 2024, representing an increase of $19.8 million, or 29.3%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.
●	Cost of products sold for Brazil Henglong was $28.3 million for the six months ended June 30, 2025, compared to $19.4 million for the same period of 2024, representing an increase of $8.9 million, or 45.9%. The increase was mainly due to the increase in sales volume of EPS products used in passenger vehicles.

●	Cost of products sold for other entities was $57.5 million for the six months ended June 30, 2025, compared to $54.0 million for the same period in 2024, representing an increase of $3.6 million, or 6.6%.

Gross margin was 17.2% for the six months ended June 30, 2025, compared with 17.9% for the same period of 2024, representing the increase of tariffs and product mix change from increased sales portion of relatively lower-margin products.

Selling Expenses

Selling expenses were $9.3 million for the six months ended June 30, 2025, as compared to $8.7 million for the same period of 2024, representing an increase of $0.6 million, or 7.4%, which was mainly due to the increased marketing expenses related to the increased revenue.

General and Administrative Expenses

General and administrative expenses were $13.0 million for the six months ended June 30, 2025, which was stable compared to $13.0 million for the same period of 2024.

Research and Development Expenses

Research and development (“R&D”) expenses were $16.8 million for the six months ended June 30, 2025, as compared to $13.5 million for the same period of 2024, representing an increase of $3.3 million, or 25.4%, which was mainly due to the increased salary expenses and miscellaneous expenses related to R&D, caused by the increase in R&D activities and increased headcount of R&D departments.

Other Income, net

Other income, net was $3.0 million for the six months ended June 30, 2025, as compared to $4.1 million for the six months ended June 30, 2024, representing a decrease of $1.1 million, which was mainly due to the loss from disposal of property, plant and equipment.

Interest Expense

Interest expense was $0.8 million for the six months ended June 30, 2025, as compared to $0.4 million for the same period of 2024, representing an increase of $0.4 million, which was mainly due to the increase of new loans.

Financial income/(expense), net

Financial income, net was $3.3 million for the six months ended June 30, 2025, as compared to financial expense, net of $0.7 million for the six months ended June 30, 2024, representing an increase in financial income of $4.0 million, which was primarily due to an increase in the foreign exchange gain due to the foreign exchange volatility.

Income Taxes

Income tax expense was $7.0 million for the six months ended June 30, 2025, as compared to $3.9 million for the six months ended June 30, 2024, which was primarily due to a higher income before income tax expenses as compared to the same period of 2024 and a higher expected annual effective tax rate in 2025 based on the latest annual forecast as compared to 2024.

Net Income Attributable to Non-controlling Interests

Net income attributable to non-controlling interests amounted to $4.1 million for the six months ended June 30, 2025, compared to $2.6 million for the six months ended June 30, 2024, representing an increase of $1.5 million.

Net Income Attributable to Parent Company’s Common Shareholders

Net income attributable to parent company’s common shareholders was $14.7 million for the six months ended June 30, 2025, compared to $15.4 million for the six months ended June 30, 2024, representing a decrease of $0.7 million.

Liquidity and Capital Resources

Capital Resources and Use of Cash

The Company has historically financed its liquidity requirements from a variety of sources, including short-term and long-term borrowings under bank credit agreements, bankers’ acceptances, issuances of capital stock and notes and internally generated cash. As of June 30, 2025, the Company had cash and cash equivalents and short-term investments of $135.3 million, compared to $84.5 million as of December 31, 2024, representing an increase of $50.8 million, or 60.1%.

The Company had working capital (total current assets less total current liabilities) of $170.9 million as of June 30, 2025, compared to $146.2 million as of December 31, 2024, representing an increase of $24.7 million, or 16.9%.

Except for the expected distribution of dividends from the Company’s PRC subsidiaries to the Company in order to settle the existing intercompany loan, which was used to pay the one-time transition tax due to the U.S. Tax Reform, the Company intends to indefinitely reinvest the funds in subsidiaries established in the PRC.

Based on our liquidity assessment, we believe that our cash flow from operations and proceeds from our financing activities will be sufficient to meet our anticipated cash needs, including our cash needs for working capital and capital expenditures, for the foreseeable future and for at least twelve months subsequent to the filing of this report.

Common share dividends

On July 19, 2024, the Company’s Board of Directors declared a special cash dividend of $0.8 per common share. The aggregate amount of the special dividend payment was $24.1 million. The special dividend payment has been fully paid as of June 30, 2025.

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

The Company had short-term loans of $71.9 million, long-term loans of $0.02 million and bankers’ acceptances of $90.0 million (See Note 8) as of June 30, 2025.

The Company currently expects to be able to obtain similar bank loans, i.e., RMB loans, and bankers’ acceptance facilities in the future if it can provide adequate mortgage security following the termination of the above-mentioned agreements, see the table under “Bank Arrangements” below for more information. If the Company is not able to do so, it will have to refinance such debt as it becomes due or repay that debt to the extent it has cash available from operations or from the proceeds of additional issuances of capital stock. Due to a depreciation of assets, the value of the mortgages securing the above-mentioned bank loans and banker’s acceptances is expected to be reduced by approximately $13.8 million over the next 12 months. If the Company wishes to maintain the same amount of bank loans and banker’s acceptances in the future, it may be required by the banks to provide additional mortgages of $13.8 million as of the maturity date of such line of credit agreements, see the table under “Bank Arrangements” below for more information. The Company can still obtain a reduced line of credit with a reduction of $7.8 million, which is 56.5%, the mortgage ratio, of $13.8 million, if it cannot provide additional mortgages. The Company expects that the reduction in bank loans will not have a material adverse effect on its liquidity.

Bank Arrangements

As of June 30, 2025, the principal outstanding under the Company’s credit facilities and lines of credit was as follows (figures are in thousands of USD):

					Assessed
		Due	Amount	Amount	Mortgage
	Bank	Date	Available(2)	Used(3)	Value(4)
1. Comprehensive credit facilities	China Constitution Bank (1)	Nov-2025	13,969	8,651	—

2. Comprehensive credit facilities	China Merchants Bank (1)	Jun-2027	13,969	2,925	—

3. Comprehensive credit facilities	Bank of China (1)	Nov-2025	13,969	11,173	—

4. Comprehensive credit facilities	Bank of China	Dec-2025	6,985	2,766	—

5. Comprehensive credit facilities	China Everbright Bank (1)	Dec-2025	3,353	1,118	4,191

6. Comprehensive credit facilities	Shanghai Pudong Development Bank (1)	Nov-2025	27,938	4,394	19,943

7. Comprehensive credit facilities	Hubei Bank (1)	Aug-2026	23,748	11,801	26,049

8. Comprehensive credit facilities	Industrial and Commercial Bank of China	Jul-2025	17,881	8,102	—

9. Comprehensive credit facilities	Agricultural Bank of China	Mar-2026	13,969	91	—

Total			135,781	51,021	50,183
(1)	The comprehensive credit facility with China Constitution Bank is guaranteed by Hubei Henglong. The comprehensive credit facilities with China Merchants Bank are guaranteed by Hubei Henglong. The comprehensive credit facilities with Bank of China are guaranteed by Hubei Henglong. The comprehensive credit facilities with China Everbright Bank are guaranteed by Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Shanghai Pudong Development Bank are guaranteed by Henglong and Hubei Henglong in addition to the above pledged assets. The comprehensive credit facilities with Hubei Bank are guaranteed by Chen Hanlin in addition to the above pledged assets.
(2)	“Amount available” is used for the drawdown of bank loans and issuance of bank notes at the Company’s discretion. If the Company elects to utilize the facility by issuance of bank notes, additional collateral is requested to be pledged to the bank.
(3)	“Amount used” represents the credit facilities used by the Company for the purpose of bank loans or notes payable during the facility contract period. The loans or notes payable under the credit facilities will remain outstanding regardless of the expiration of the relevant credit facilities until the separate loans or notes payable expire. The amount used includes bank loans of $19.3 million and notes payable of $31.7 million as of June 30, 2025.
(4)	In order to obtain lines of credit, the Company needs to pledge certain assets to banks. As of June 30, 2025, the pledged assets included property, plant and equipment and land use rights with an aggregate assessed value of $88.7 million.

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

3. Equipment with an assessed value of approximately $65.1 million as security for its revolving comprehensive credit facility with Hubei Bank.

Short-term and Long-term Loans

The following table summarizes the contract information of short-term borrowings between the banks and the Company as of June 30, 2025 (figures are in thousands of USD).

			Borrowing		Annual	Date of
Bank		Borrowing	Term		Interest	Interest
Government	Purpose	Date	(Months)	Principal	Rate	Payment	Due Date
Bank of China	Working Capital	Mar 27, 2025	12	4,191	2.30%	Pay monthly	Mar 27, 2026

Industrial and Commercial Bank of China	Working Capital	Jan 27, 2025	12	3,911	2.30%	Pay monthly	Jan 27, 2026

China CITIC Bank	Working Capital	Oct 25, 2024	12	4,191	3.00%	Pay monthly	Oct 25, 2025

Bank of China	Working Capital	Jan 22, 2025	11	4,191	2.35%	Pay monthly	Jan 21, 2026

China CITIC Bank	Working Capital	Jun 16, 2025	12	5,030	2.45%	Pay monthly	Jun 16, 2026

Bank of China	Working Capital	Apr 30, 2025	11	2,791	2.30%	Pay monthly	Apr 29, 2026

Chongqing Bank(1)	Working Capital	Apr 27, 2022	35	111	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	May 12, 2022	35	73	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	May 24, 2022	34	53	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Jun 16, 2022	33	42	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Jun 29, 2022	33	113	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Jul 28, 2022	32	78	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Jan 16, 2023	26	158	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Feb 20, 2023	25	19	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Mar 21, 2023	24	22	3.25%	Pay semiannually	Apr 13, 2025

Chongqing Bank(1)	Working Capital	Jun 18, 2023	21	15	3.25%	Pay semiannually	Apr 13, 2025

China CITIC Bank	Working Capital	Mar 18, 2025	12	6,706	1.40%	Pay in arrear	Mar 18, 2026

China CITIC Bank	Working Capital	Mar 25, 2025	11	4,694	1.40%	Pay in arrear	Mar 24, 2026

China CITIC Bank(1)	Working Capital	Aug 7, 2024	12	5,170	1.55%	Pay in arrear	Aug 7, 2025

China CITIC Bank	Working Capital	Aug 22, 2024	11	2,514	1.55%	Pay in arrear	Aug 21, 2025

China CITIC Bank	Working Capital	Nov 26, 2024	11	2,095	1.65%	Pay in arrear	Nov 25, 2025

Industrial and Commercial Bank of China	Working Capital	Apr 1, 2025	11	4,191	1.65%	Pay in arrear	Mar 19, 2026

China CITIC Bank	Working Capital	Jan 20, 2025	12	4,471	1.45%	Pay in arrear	Jan 20, 2026

China CITIC Bank	Working Capital	Mar 18, 2025	12	3,716	1.40%	Pay in arrear	Mar 18, 2026

China CITIC Bank(1)	Working Capital	Jul 31, 2024	11	4,136	1.55%	Pay in arrear	Jul 30, 2025

China CITIC Bank	Working Capital	Aug 19, 2024	11	2,235	1.55%	Pay in arrear	Aug 15, 2025

China CITIC Bank	Working Capital	Apr 2, 2025	5	361	1.25%	Pay in arrear	Sep 24, 2025

China CITIC Bank	Working Capital	Apr 2, 2025	5	624	1.25%	Pay in arrear	Sep 27, 2025

China CITIC Bank	Working Capital	Apr 2, 2025	5	365	1.25%	Pay in arrear	Sep 26, 2025

China CITIC Bank	Working Capital	Apr 2, 2025	5	244	1.25%	Pay in arrear	Sep 25, 2025

China CITIC Bank	Working Capital	Apr 16, 2025	5	188	1.15%	Pay in arrear	Sep 27, 2025

China CITIC Bank	Working Capital	Apr 25, 2025	5	321	1.28%	Pay in arrear	Oct 2, 2025

China CITIC Bank	Working Capital	Apr 25, 2025	5	211	1.28%	Pay in arrear	Sep 27, 2025

China CITIC Bank	Working Capital	May 14, 2025	5	556	1.25%	Pay in arrear	Oct 29, 2025

China CITIC Bank	Working Capital	May 14, 2025	5	284	1.25%	Pay in arrear	Oct 30, 2025

China CITIC Bank	Working Capital	May 22, 2025	5	236	1.25%	Pay in arrear	Oct 28, 2025

China CITIC Bank(1)	Working Capital	Feb 27, 2025	4	500	1.20%	Pay in arrear	Jul 24, 2025

China Merchants Bank	Working Capital	Mar 11, 2025	5	377	1.38%	Pay in arrear	Sep 6, 2025

China Merchants Bank(1)	Working Capital	Mar 11, 2025	4	508	1.38%	Pay in arrear	Jul 22, 2025

China Merchants Bank(1)	Working Capital	Mar 11, 2025	4	3	1.38%	Pay in arrear	Jul 23, 2025

China Merchants Bank(1)	Working Capital	Feb 5, 2025	6	209	1.15%	Pay in arrear	Aug 5, 2025

China Merchants Bank(1)	Working Capital	Feb 5, 2025	6	209	1.15%	Pay in arrear	Aug 5, 2025

China Merchants Bank	Working Capital	Apr 8, 2025	6	139	1.14%	Pay in arrear	Oct 8, 2025

China Merchants Bank(1)	Working Capital	Jan 22, 2025	5	418	1.00%	Pay in arrear	Jul 21, 2025

China Merchants Bank(1)	Working Capital	Feb 7, 2025	6	223	1.15%	Pay in arrear	Aug 7, 2025

China Merchants Bank	Working Capital	Apr 8, 2025	6	209	1.14%	Pay in arrear	Oct 8, 2025

China Merchants Bank	Working Capital	Apr 8, 2025	6	139	1.14%	Pay in arrear	Oct 8, 2025

China Merchants Bank	Working Capital	Apr 8, 2025	6	139	1.14%	Pay in arrear	Oct 8, 2025

China Merchants Bank	Working Capital	Apr 8, 2025	6	139	1.14%	Pay in arrear	Oct 8, 2025

China Merchants Bank	Working Capital	Apr 8, 2025	6	139	1.14%	Pay in arrear	Oct 8, 2025

Banco Safra S/A(1)	Working Capital	Jul 6, 2023	24	15	7.31%	Pay monthly	Jul 7, 2025

Banco Safra S/A(1)	Working Capital	Jul 6, 2023	25	15	7.31%	Pay monthly	Aug 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	26	15	7.31%	Pay monthly	Sep 8, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	27	15	7.31%	Pay monthly	Oct 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	28	15	7.31%	Pay monthly	Nov 6, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	29	15	7.31%	Pay monthly	Dec 8, 2025

Banco Safra S/A	Working Capital	Jul 6, 2023	30	15	7.31%	Pay monthly	Jan 6, 2026

Banco Safra S/A	Working Capital	Jul 6, 2023	31	15	7.31%	Pay monthly	Feb 6, 2026

Banco Safra S/A	Working Capital	Jul 6, 2023	32	15	7.31%	Pay monthly	Mar 6, 2026

Banco Safra S/A	Working Capital	Jul 6, 2023	33	15	7.31%	Pay monthly	Apr 6, 2026

Banco Safra S/A	Working Capital	Jul 6, 2023	34	15	7.31%	Pay monthly	May 6, 2026

Banco Safra S/A	Working Capital	Jul 6, 2023	35	15	7.31%	Pay monthly	Jun 8, 2026

Banco Safra S/A	Working Capital	Jun 29, 2023	25	9	7.44%	Pay monthly	Jul 29, 2025

Banco Safra S/A(1)	Working Capital	Jun 29, 2023	26	9	7.44%	Pay monthly	Aug 29, 2025

Banco Safra S/A(1)	Working Capital	Jun 29, 2023	27	9	7.44%	Pay monthly	Sep 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	28	9	7.44%	Pay monthly	Oct 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	29	9	7.44%	Pay monthly	Dec 1, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	30	9	7.44%	Pay monthly	Dec 29, 2025

Banco Safra S/A	Working Capital	Jun 29, 2023	31	9	7.44%	Pay monthly	Jan 29, 2026

Banco Safra S/A	Working Capital	Jun 29, 2023	32	9	7.44%	Pay monthly	Mar 2, 2026

Banco Safra S/A	Working Capital	Jun 29, 2023	33	9	7.44%	Pay monthly	Mar 30, 2026

Banco Safra S/A	Working Capital	Jun 29, 2023	34	9	7.44%	Pay monthly	Apr 29, 2026

Banco Safra S/A	Working Capital	Jun 29, 2023	35	9	7.44%	Pay monthly	May 29, 2026

Banco Safra S/A	Working Capital	Jun 29, 2023	36	9	7.44%	Pay monthly	Jun 29, 2026

Banco Safra S/A	Working Capital	Jul 6, 2023	36	15	7.31%	Pay monthly	Jul 6, 2026

Total				$71,961
(1)	These bank loans were repaid in July and August 2025 when they became due.

The Company must use the loans for the purpose described and repay the principal outstanding on the specified date in the table. If it fails to do so, it will be charged a penalty interest payment of 30% to 100%. The Company had complied with such financial covenants as of June 30, 2025.

Notes Payable

The following table summarizes the contract information of issuing notes payable between the banks and the Company as of June 30, 2025 (figures are in thousands of USD):

			Amount
			Payable on
Purpose	Term (Months)	Due Date	Due Date
Working Capital(1)	6	Jul. 2025	15,939
Working Capital(1)	6	Aug. 2025	14,946
Working Capital	6	Sep. 2025	19,846
Working Capital	6	Oct. 2025	12,689
Working Capital	6	Nov. 2025	16,319
Working Capital	6	Dec. 2025	10,231
Total (See Note 8)			$89,970

(1)The notes payable were repaid in full on their respective due dates.

The Company must use notes payable for the purpose described in the table. If it fails to do so, the banks will no longer issue the notes payable, and it may have an adverse effect on the Company’s liquidity and capital resources. The Company has to deposit a sufficient amount of cash on the due date of notes payable for payment to the suppliers. If the bank has advanced payment for the Company, it will be charged an additional 50% penalty interest. The Company complied with such financial covenants as of June 30, 2025.

Cash Flows

(a)	Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $49.1 million, compared to net cash provided by operating activities of $9.1 million for the same period of 2024, representing an increase in net cash inflows by $40.0 million, which was mainly due to the collection of receivables arising from sales during the second half of 2024. As a result, operating cash flow for the six months ended June 30, 2025 materially exceeded the prior-year period despite comparable underlying net income.

(b)	Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $10.3 million, as compared to net cash used in investing activities of $28.2 million for the same period of 2024, representing a decrease in net cash outflows by $17.9 million, which was mainly due to the lower capital expenditures of $8.5 million and higher realized gains on our translated earnings contracts of $8.9 million.

(c)	Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 was $2.8 million, compared to net cash provided by financing activities of $14.2 million for the same period of 2024, representing a decrease in net cash inflows by $17.0 million, which was mainly due to the decrease in cash received from capital contributions by a non-controlling interest holder by $15.5 million.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, the Company did not have any significant transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, Messrs. Wu Qizhou and Li Jie, respectively, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this Form 10-Q, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Messrs. Wu and Li concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

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

B.	Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.        RISK FACTORS.

In addition to other information set forth in this report, readers should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report on Form 10-K, as updated and supplemented below. Any of the risk factors disclosed in our reports could materially affect our business, financial condition or future results. The risks described here, in our 2024 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the first quarter of 2025, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, results of operations and/or financial condition. The discussion of the risk factor below updates the corresponding disclosure under “Changes in political, business, economic and trade relations between the United States and China may have a material adverse impact on our business, results of operations and financial condition” in our 2024 Annual Report on Form 10-K, “Changes in geopolitical, business and economic conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business, results of operations and financial condition” in our Quarterly Report on Form 10-Q for the first quarter of 2025, and may contain material changes to the corresponding risk factor discussion therein.

International trade policies, such as tariffs and sanctions, could adversely affect our financial performance.

Due to the interconnectedness of the global economy, policy changes in one area of the world can have an immediate and material adverse impact on markets around the world. Changes in international trade policies, including (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in customs duties and tariffs imposed by any country, including those already imposed or to be imposed by the U.S. and retaliatory and other actions by other countries, can adversely affect our financial condition and operating results.

Since his inauguration in January 2025, U.S. President Donald J. Trump has announced various tariffs that impact industries around the world, including the automotive industry. The complexity arises from multiple overlapping tariffs, including the most-favored-nation (MFN) tariffs that apply broadly, the Section 301 tariffs that seek to tackle what the U.S. deems are China’s unfair trade practices, the fentanyl-related tariffs addressing illicit drug trade, and the Section 232 tariffs which are related to national security concerns (mainly on steel, aluminum, and automobiles).

As of the date of this Report, the total tariffs for our products of Chinese-made steering gears exported to the U.S. may be 72.5%, composed of MFN tariffs of 2.5%, Section 301 tariffs of 25%, fentanyl-related tariffs of 20% and Section 232 tariffs of 25%. As the U.S. is still negotiating with China on the applicable tariff rates, the tariffs that could adversely impact our business may change in the future.

Our current tariffs include:

(a)	A standard MFN tariff of 2.5% for modern vehicles is applied by the U.S. on imports, typically from World Trade Organization members, when no preferential trade agreement exists. This rate is commonly and broadly applied to passenger vehicles and affects our products.
(b)	Section 301 25% tariffs on imports of automobiles and certain automobile parts, engines, transmissions and electronics into the U.S. from China (the “Automobile Parts Tariff”). The U.S. administration has been negotiating agreements with several countries and has reached agreements with the United Kingdom and Japan that include reductions in the Automobile Parts Tariff to 10% and 15%, respectively.
(c)	20% fentanyl-related tariffs on all imports into the United States from China. U.S. President Donald J. Trump implemented 20% tariffs on China to address the threat of the sustained influx of synthetic opioids, including fentanyl, flowing from China into the U.S.

(d)	On April 3, 2025, the U.S. imposed another 25% tariff on automobiles and automobile parts on all countries. These tariffs are imposed under Section 232 of the Trade Expansion Act of 1962, which authorizes the U.S. president to impose trade restrictions on goods that “threaten to impair” U.S. national security. A 25% Section 232 tariff took effect on May 3, 2025 for auto parts, which include engines and engine parts, transmissions and powertrain parts, electrical components, and parts of passenger vehicles and light trucks classified under specified tariff subheadings. While certain tariffs on Chinese imports were reduced to 10% effective May 14, 2025 through August 12, 2025, as further extended to November 10, 2025, it is additive to the other China tariffs discussed in this risk factor.

The actual impact of these tariffs on our business, financial condition and results of operations is subject to a number of factors that are not yet known or are subject to change, including the effect such tariffs may have on consumer demand and global automotive production volumes, the effective dates and duration of such tariffs, future changes in the amounts and scope of such tariffs, the potential withdrawal of such tariffs in whole or in part, the scope and effective date of any exemptions to such tariffs, any modification to existing exemptions to the tariffs, countermeasures that the target countries may take in response to such tariffs, and the impact such tariffs may have on our customers and our supply chain. We have entered into contractual agreements with our customers to recover some of the tariff costs incurred to date and are implementing certain actions, and considering others, to counter the potential impact of such tariffs on our business, financial condition and results of operations, including studying the impact of current trade and tariff policies on the automotive industry and evaluating our production footprint and alternatives in our supply chain. However, we can provide no assurance that we will continue to be successful in recovering such costs from our customers or that any of these mitigating actions will continue to be successful or will not disrupt and deteriorate our business, operations and financial performance.

China presents unique risks to U.S. automotive manufacturers due to the strain in U.S.-China relations and the level of integration with key components in our global supply chain. It remains unclear what additional actions the current U.S. administration may take with respect to trade issues involving China and other countries.

Further, the U.S. and other governments could impose additional sanctions or export controls that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates (e.g., China has imposed tariffs and taken other retaliatory actions in recent months). The current trade environment could impact the status of other trade agreements between the U. S. and other countries. Any of the above factors could impact our supply chain, as well as our operations, and adversely affect our financial condition and operating results.

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

CHINA AUTOMOTIVE SYSTEMS, INC.
(Registrant)

Date: August 13, 2025	By:	/s/ Qizhou Wu
Qizhou Wu
President and Chief Executive Officer

Date: August 13, 2025	By:	/s/ Jie Li
Jie Li
Chief Financial Officer